Form 10QSB
period 1995-09-30
ATLANTIS GROUP INC
filed 1995-11-29
CIK 830991

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.   20549

                            FORM 10-QSB
(Mark One)
[XX]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995 or

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 0-17057

                       ATLANTIS GROUP, INC.

(Exact name of small business issuer as specified in its charter)

            Delaware
65-0250676
(State or other jurisdiction                  (IRS
Employer
of incorporation or organization)
Identification No.)


                206 South Detroit Street
             Los Angeles, California 90036
        (Address of principal executive offices)

                          (213) 931-1695
                     Issuer's telephone number

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  XX          No

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
            PROCEEDINGS DURING THE PRECEDING FIVE YEARS
     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by
court.   Yes               No

               APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the registrant's common stock outstanding as of November 21, 1995 was 8,553,385.

                                             FORM 10-QSB

                   PART I--FINANCIAL INFORMATION


ITEM 1. - FINANCIAL STATEMENTS

                       ATLANTIS GROUP, INC.
                    CONSOLIDATED BALANCE SHEETS

                            ASSETS


                              Sept 30,            December 31,
                              1995                1994
CURRENT ASSETS:
  Cash                        $    119,191        $    164,782
  Accounts Receivable-net          736,681             368,703
  Inventories                      443,657             739,429
  Due from related entity           51,769             318,000
  Prepaid Expenses                  84,152
  Loans receivable
     -related parties              184,908             153,241
  Total Current Assets           1,620,358           1,744,155




PROPERTY, PLANT & EQUIP-NET        882,368           1,168,439

OTHER ASSETS:
  Investment in mining rts          82,501              82,501
  Licenses-net                   1,091,056           1,152,824
  Non compete-net                             0
  Subordinated capital note         50,000
  Investment in Wellspring         524,000
  Deposits & other assets           13,492              11,627

  Total Other Assets             1,761,049           1,246,952

TOTAL ASSETS                  $  4,263,775   $       4,159,546
                                 =========           =========

           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE FINANCIAL STATEMENTS

                                                  FORM 10-QSB

                       ATLANTIS GROUP, INC.
                    CONSOLIDATED BALANCE SHEETS

               LIABILITIES AND STOCKHOLDERS' EQUITY


                                   Sept 30,       December 31,
                                     1995            1994
CURRENT LIABILITIES:
  Current Portion-LTD    $          68,327        $     69,813
  Current Portion-Lease              7,175                   0
  Note Payable                     818,084              70,609
  Account Payable                1,396,051           1,626,487
  Accrued Expenses                  99,278             127,613
  Advances on contracts            670,502           1,117,503
  Income taxes payable              43,311              80,000
  Dividends payable                      0               9,450
  Total Current Liab             3,102,728           3,101,475

OTHER LIABILITIES:
  Obligations under Lease           25,115                   0
  Notes Payable, LT Portion              0               1,699
  Total Other Liabilities           25,115               1,699

  TOTAL LIABILITIES              3,127,843           3,103,174

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
  Convertible Preferred Stock
  2,000,000 shares authorized;
  198,944 and 213,533 shares issued
  & outstanding respectively         1,989               2,135
  Common stock, $.01 par value,
  50,000,000 shares authorized;
  8,034,335 and 4,817,657 shares
     issued and outstanding         80,343              48,176
  Additional PIC                16,908,867          15,557,712
  Additional PIC-PFD             1,987,451           2,147,948
  Treasury Stock                  ( 10,000)
  Retained (Deficit)           (17,832,718)        ( 16,699,599)
  Total Stockholder's Equity     1,135,932            1,056,372

TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY          $ 4,263,775        $  4,159,546
                                 =========           =========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                     OF THESE FINANCIAL STATEMENTS

                                        FORM 10-QSB

                          ATLANTIS GROUP, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS


                            Three Mos Ended       Three Mos Ended
                            Sept 30, 1995         Sept 30, 1994
INCOME
  OPERATIONS REVENUE          $    905,600        $      3,494
  JOINT OPERATE REVENUE            948,918                   0
  TOTAL INCOME                   1,854,518               3,494

COST OF SALES
  OPERATIONS C.O.S.                790,533               2,056
  JOINT OPERATE C.O.S.             764,724                   0
  TOTAL COST OF SALES            1,555,257               2,056

GROSS PROFIT                       299,261               5,550

EXPENSES:
  Amortization & Depreciation      182,386              81,670
  Joint Operating Expense          184,194                   0
  Other General & Admin            418,641             100,453
  Total General & Admin            785,221             182,123

(LOSS) FROM OPERATIONS         $  (485,960)       $ (  176,573)

OTHER (EXPENSES) INCOME
  Interest Income                    7,880               2,681
  Interest Expense                 ( 9,866)            (10,724)
  Total Other (Exp) Income          (1,986)            ( 8,043)
(LOSS) BEFORE DISCONTINUED
 OPERATIONS                       (487,946)         (  184,616)

DISCONTINUED OPERATIONS                 0           (  769,122)

NET (LOSS)                    $   (487,960)       $ (  953,738)
                                  =========         ===========

(LOSS) PER COMMON SHARE
Continuing Operations         $      (0.08)         $    ( 0.10)
Discontinued Operations                  0              ( 0.42)
NET (LOSS) PER SHARE          $      (0.08)          $  ( 0.52)
                                     ======             =======
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                5,915,085           1,823,623*
                                  =========           ==========

*adjusted for 1:20 reverse split
              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                     OF THESE FINANCIAL STATEMENTS

                                             FORM 10-QSB

                       ATLANTIS GROUP, INC.
               CONSOLIDATED STATEMENT OF OPERATIONS

                              Nine Mos Ended      Nine Mos Ended
                              Sept 30, 1995       Sept 30, 1994
INCOME
  OPERATIONS REV              $  2,405,993        $     22,751
  JOINT OPERATING REV            1,590,646                   0
  TOTAL INCOME                   3,996,639              22,751

COST OF SALES
  OPERATIONS COS                 1,996,607              43,158
  JOINT OPERATE COS              1,297,358                   0
  TOTAL COST OF SALES            3,293,965              43,158

GROSS PROFIT                       702,674             (20,407)

EXPENSES:
  Amortization & Deprec            538,215             402,211
  Joint Operating G&A Exp          293,288
  Other General & Admin            993,373           1,043,486
  Total General & Admin          1,824,876           1,445,697

(LOSS) FROM OPERATIONS        $ (1,122,202)       $ (1,466,104)
OTHER (EXPENSES) INCOME
  Interest Income                    7,880               2,681
  Interest Expense                 (18,797)           (115,932)
                                   (10,917)           (113,251)
(LOSS) BEFORE DISCONTINUED
 OPERATIONS                     (1,133,119)         (1,579,355)

DISCONTINUED OPERATIONS                 0           (  646,357)

NET (LOSS)                    $ (1,133,119)       $ (2,225,712)
                               ===========          ===========
(LOSS) PER COMMON SHARE
Continuing Operations         $     (0.21)        $      (0.86)
Discontinued Operations                 0                (0.36)
NET (LOSS) PER SHARE          $     (0.21)        $      (1.22)
                                   ======              =======

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING              5,468,655             1,820,171*
                               ==========            ==========

*adjusted for 1:20 reverse split

           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE FINANCIAL STATEMENTS

                                                       FORM 10-QSB

                       ATLANTIS GROUP, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS

                                    Nine Months       Nine Months
                                    Ended              Ended
                                    Sept 30, 1995    Sept30, 1994
Cash Flows from Operating
Activities
Net Income (Loss) from
continuing operations              $( 1,133,119)   $(1,579,355)
Discontinued operations                       0    (   646,357)
                                    ( 1,133,119)    (2,225,712)
  Adjustments to reconcile net
      (loss) to net cash
      used in operating activities
  Non-Cash Items:
    Amortization and Depreciation       538,215         402,211
    Stock issued for services
      rendered                          201,351
    Cancelled non-compete agreement      50,000
  Changes in assets (increase)
      decrease:
     Accounts receivable             (  367,978)       (826,316)
     Prepaid expenses                   210,348         796,309
     Inventories                        295,772         334,743
     Loans receivable-related party  (   31,667)
     Due from related parties        (   51,769)      (   3,027)
  Changes in liabilities increase
      (decrease):
     Accounts payable and
          accrued expenses.            (209,659)      ( 344,283)
     Advances on contracts            ( 447,001)
     Reclass from accounts payable
     to note payable                    777,381
Net cash used in operating activities (168,126)     ( 1,866,075)

Cash Flows from Investing Activities:
     Net Value of Assets sold
           or disposed                                7,836,248
     Subordinated capital note         ( 50,000)
     Purchase of fixed assets          ( 40,244)
     (Increase) Decrease in deposits    (  2,000)           644
Net cash used in investing activities   ( 92,244)     7,836,892
Cash Flows from Financing Activities:
     Payments on Bonds Payable                     (  6,625,708)
          Proceeds from Long Term Lease       35,878
     Payments on Borrowing            (  33,085)
     Payments on Capital Lease        (   3,588)
Proceeds on Stock Subscriptions         215,574         498,034
Net cash provided by Fin. Activities    214,779     ( 6,127,674)

Net Increase (Decrease) in Cash      (   45,591)       (156,857)
Cash at beginning of period             164,782         159,028
Cash at end of period              $    119,191       $   2,171
                                        =======        ========

Note: Total Interest Paid for the quarter $9,865
           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE FINANCIAL STATEMENTS

                                                  FORM 10-QSB

                       ATLANTIS GROUP, INC
               CONSOLIDATED STATEMENT OF CASH FLOWS

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

During the first quarter of 1995, the Company issued common stock with a value of $55,694 as payment for accounts payable; common stock with a value of $30,110 as payment on accrued expenses; and, common stock with a value of $176,500 toward long term employment contracts. The Company also issued common stock for the conversion of the "1992 Series" Preferred Stock and its accrued dividends.

During the second quarter of 1995, the Company issued common stock with a value of $81,150 for current services rendered and issued stock for the conversion of the "Vulcan Series" of Preferred Stock.


During the third quarter of 1995, the Company issued common stock with a value of $120,201 for services rendered by Hernan Baccani in accordance with his employment agreement and an engineering consultant.

                                                       FORM-10QSB
                      ATLANTIS GROUP, INC..
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1995



Note 1.   BASIS OF REPRESENTATION

     The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for fair presentation of the financial position and the results of operations for the interim period represented.
     Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes has been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of December 31, 1994, which financial statements are contained in the Company's Annual Report of Form 10-K.


     Note 2.   EARNINGS (LOSS) PER SHARE

     Per share information is computed based upon the weighted average number of shares outstanding during the period.


Note 3. TERMINATION OF GUARANTEED LIABILITIES

     The default in the first quarter of 1995 by the Company's former subsidiary, Mitchell Pole Company, Inc. which was sold on August 12 1994, and the subsequent demand by the bond trustee for Microterra to perform under its corporate guarantees, were terminated on July 28, 1995. On that date, a new issue of Industrial Revenue Bonds was closed and the proceeds used to defease (pay off) the prior defaulted bond issues. Accordingly, the Company's guarantee obligations were terminated.


Note 4. SUBORDINATED CAPITAL NOTE

     On September 26, 1995, the Company executed a Memorandum of Intent to acquire, with common stock, up to 49% of Management and Business Associates, Inc.("MBA") an environmental 8(a) construction company in Coral Gables, Florida. The acquisition is dependent upon the completion of due diligence. The Memorandum also includes cash advances within five
(5) days of $50,000 and within twenty-one (21) days of $25,000 and up to $1,000,000 in the event of positive due diligence results to MBA in exchange for subordinated capital notes. The notes shall be payable at 7.75% interest only with a maturity of five (5) years from date of issuance. Repayment of the notes prior to maturity is based upon the net profits after tax of MBA. On September 26th, the Company sent $50,000 to MBA in exchange for a subordinated capital note.

Note 5. INVESTMENT IN WELLSPRING

     On September 27, 1995 the Company issued 1,000,000 shares of its common stock (restricted as to further transfer) to Wellspring Capital Fund, a newly organized Delaware corporation which intends to elect to become a business development company under the Investment Company Act of 1940. The Company received 52,400 shares of preferred stock that is convertible in 1996. The preferred stock carries and annual, cumulative rate of $0.80 per share.


Note 6. INVESTMENT IN ATLANTIS CAPITAL, INC.
     On September 26, 1995, the Company capitalized a wholly-owned subsidiary, Atlantis Capital, Inc. with 1,000,000 shares of its common stock. This subsidiary is to be used as a financing vehicle with bonding companies. The issuance is treated as par value treasury stock for purposes of the consolidated statements.


Note 7.  SUBSEQUENT EVENTS

     On October 10, 1995, the Company sent an additional $10,000 to Management and Business Associates in exchange for a subordinated capital note.
     In November 1995, the Company issued 519,050 common shares under form S-8 to a consulting company in exchange for a five (5) year contract.

ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The three months ended September 30, 1995 and the period since the end of that quarter have seen the Company's business plan and structure evolve along the lines previously discussed in the 10-QSB for June 30, 1995. In summary, existing environmental contracting operations are being consolidated or will be terminated in favor of the anticipated arrangement with a Florida-based contracting company, the bio-recycling of chemically-treated wood waste will again be focused upon, and the Vulcan machine, if the marketing study shows sufficient profitable utilization potential, will be refurbished and place in service.


GENERAL BACKGROUND

     On November 9, 1994, the Company acquired Rubeck Engineering and Construction, Inc., a privately-held company based in Los Angeles, in a stock-for-stock exchange. The shareholders of Rubeck received more than 50% of the issued and outstanding stock following the acquisition; the acquisition was a "reverse acquisition". In order to accomplish the acquisition, a reverse stock split was required; a 20-1 reverse split was done.

     At the time of the acquisition of Rubeck by the Company, the Company had sold its operating subsidiary (Mitchell Pole Company, Inc.), disposed of the site intended for the wood treatment facility in Fitzgerald, Georgia, had entered into a sale-leaseback transaction with respect to the Madison Parish Port bio-recycling plant site, and completely depleted its cash, while having consolidated liabilities of approximately $1,010,300. Rubeck anticipated the ability to carry the post-reorganization corporate structure overhead long enough to raise capital to pay off pre-existing liabilities, increase working capital and expand bonding capacity to allow growth. However, subsequent to the Company's acquisition of Rubeck, several problems emerged, some of which were anticipated.

     First, the re-emergence of market interest and support for the Company did not immediately develop. Initial efforts for a private placement of common stock to obtain proceeds for the payment of the pre-Rubeck reorganization liabilities of the Company were unsuccessful. As a result, the ability of the Company to repay those previously existing liabilities was limited to the cash flow of Rubeck and it adversely affected Rubeck's working capital.

     Second, an unresolved dispute by Rubeck with Amwest Surety Insurance Company and the Department of the Interior on the basis for calculation for the volume of soil removed for remediation at Yosemite created a disruption of cash flow on that job which carried over to other jobs.

     Third, Rubeck's major job at the end of 1994 was in a northern area of the country where a seasonal closure from November to May is required by the U.S. Air Force. The seasonal closure interrupted the job with a limited amount of work to be completed under a contract where recovery of overhead and profit components is "backloaded" at the end of the contract.

     Fourth, the bonding companies denied additional bonding availability to Rubeck pending receipt of audited consolidated financial statements reflecting the acquisition of Rubeck by the Company and a capital infusion to strengthen the balance sheet and pay off pre-existing debt. This, in turn, has adversely impacted Rubeck's ability to bid for new work since November, 1994.

     Fifth, the default on the Mitchell Pole Company, Inc. bonds (now resolved; see below) concerned potential investors and lenders, who deferred all action pending a resolution of that potential liability. This adversely affected all financing which the Company was negotiating.

     To overcome the loss of work due to the unavailability of bonding, pending the issuance of the audited consolidated financial statements and infusion of capital, Management:

                    1. Utilized Coast Engineering and Construction Corporation to subcontract work to Rubeck or assign contracts to Rubeck; and
                    2. Entered into a Joint Operating Agreement with HWB Construction (which became a related entity) to cooperate on its workload.

This resulted in Rubeck and the Joint Operating Agreement starting jobs since February as follows:

          February:      Rubeck - 2 jobs, HWB - 1 job
          March:         Rubeck - 2 jobs, HWB - 2 jobs
          April:         Rubeck - 0 jobs, HWB - 3 jobs
          May:           Rubeck - 2 jobs, HWB - 1 job
          June:          Rubeck - 1 job,  HWB - 0 jobs
          July:          Rubeck - 1 job,  HWB - 1 job
          August:        Rubeck - 0 jobs, HWB - 1 job
          September:     Rubeck - 0 jobs, HWB - 0 jobs

However, this strategy did not wholly solve the problem, short term. Because contract payment schedules (i) require the withholding of a retention from job progress payments, (ii) usually impose a deferral on the recovery of overhead and profit to the end of the contract, and (iii) only reimburse the contractor after costs and expenses are incurred, the effort to maximize the number of jobs resulted in severely straining the available cash flow and causing payables to accumulate. There was no immediate excess cash flow with which to deal with pre-existing liabilities, especially those of the Company prior to the Rubeck acquisition. Additionally, contracting work profit margins suffered from the shortage of working capital by (i) causing some of the lowest priced suppliers to stop delivering goods to Rubeck's job sites and forcing Rubeck to purchase supplies at less than favorable terms and (ii) extending construction schedules, as Management was unable to staff construction sites with sufficient manpower to complete the jobs in the least, and therefore most profitable, time, and (iii) extending construction schedules and thereby increasing project overheads, and (iv) extending construction schedules and delaying completion, thereby increasing the G&A costs allocated to each project.

     A further complication has been the lack of bonding. In conjunction with the year-end audit of the Company's financial statements, the 1992, 1993 and 1994 financial statements of Rubeck were re-audited by the Company's auditors. This, together with the new management's unfamiliarity with events prior to November, 1994 contributed to a delay in the completion and release of the audit. In turn, this delayed the filing of Form 10-K and the issuance of the Form 10-K and financial statements to bonding companies. The result was that most bonding companies refused to continue or extend bonding, thus prohibiting Rubeck from bidding for jobs requiring bonding. Since Rubeck's government contracts require bonding, this precluded Rubeck from obtaining additional government contracts.

     In summary, events since the Company's acquisition of Rubeck have severely strained Rubeck's cash. During the first nine months of 1995, Management has focused its attention on, and directed all available cash to, the fuel storage system jobs of Rubeck (primarily obtained by assignment or subcontract from Coast) and, secondarily, HWB Construction, in the expectation that as the jobs matured they would not only replace the cash committed to them, but also generate cash flow available for the reduction of the non-job liabilities. While this strategy was adequate for job performance, the Company was required to limit the starting of new jobs and restrict on-going jobs (which lengthened job completion times and lessened the overall profit) while recognizing that the jobs would not generate sufficient liquidity to pay for current G&A and the prior liabilities.

RESULTS OF OPERATIONS

     Until August 1994, the Company was primarily engaged in the production of "white wood" telephone and utility poles. That business was disposed of on August 12, 1994 and thereafter the Company had no operations creating revenues. The Company had incurred significant continuous operating losses and had a substantial (deficit) and its financial statements had been prepared with a going concern qualification.
On November 9, 1994, the Company acquired Rubeck Engineering and Construction, Inc., a private company. As a private company, Rubeck did not prepare quarterly reports and such reports as were available were not necessarily consistent with GAAP nor the Company's current methods. Comparison of the 1995 data, representing Rubeck's results, with the 1994 data, representing the discontinued "white wood" operations is not meaningful. Likewise, there is not sufficient 1994 quarterly information on Rubeck on which Management is prepared to rely for SEC reporting purposes, to permit a comparison of Rubeck's quarterly results year-to-year.

     The parent company and subsidiaries other than Rubeck had no current operations, but did have costs for overhead, including accounting, legal, royalties, public company expenses, and quarterly amortization of the High Temperature Fluid Wall Reactor of $102,762. However, one subsidiary, Microterra Bio-Technologies of Madison, Inc. is in the process of disposing of the inventory of stored wood waste; 40% of such waste was disposed of in the three months ended September 30, 1995, resulting in the recognition of deferred income (from 1992) in the amount of $447,001. The balance of such waste is being disposed of in the last quarter and is expected to result in the recognition of additional deferred income in the approximate amount of $670,502. The results indicated for the three months and nine months ended September 30, 1994 do not include any results for Rubeck as it was not acquired until November, 1994.

     Rubeck realized gross revenues of $447,449, $2,056,202, and $1,714,536 for the years ended December 31, 1992, 1993 and 1994, respectively. By comparison, during the first nine months of 1995, Rubeck has realized gross revenues of $3,549,638 including HWB revenues of $1,590,646 under the Joint Operating Agreement. Similarly, Rubeck realized net profits (net losses) before taxes of $(68,986), $(21,148), and $23,905 for the years ended December 31, 1992, 1993 and 1994 respectively. By comparison, during the first nine months of 1995 the Rubeck subsidiary realized net losses of $(321,056.19) [not including $88,359.53 earned by the HWB joint operating consortium, retained by HWB, which will retain the first $400,000 earned as a cost of the agreement, after which Rubeck receives all income]. Gross profit margin percentages for 1992, 1993 and 1994 respectively were (3.21)%, 10.5%, and 13.2%. By comparison, the gross profit margin percentage for the first nine months of 1995 was 11.68% for Rubeck alone , which when added to the joint operating gross profit margin and the wood waste gross profit margin, combined to 17.6% overall. Rubeck's accounts payable at the ends of 1992, 1993 and 1994 were $36,689, $494,655, and $829,285 (including Amwest payables), respectively. By comparison, Rubeck's accounts payable at the end of the first nine months of 1995 were $690,903 (not including the acutal current amount due to Amwest of $777,381).

     Management had anticipated profits in the third quarter, following the slow down in the second quarter. However, Rubeck realized losses due to a combination of lack of working capital and no bonding availability for bidding new work. The lack of working capital caused an extension of construction completion times increasing construction costs. The lack of bonding capacity precluded the Company from increasing its revenues because no bidding was possible. The majority of the work performed in 1995 (total of 17 contracts) was work backlog obtained by Rubeck prior to November 1994, subcontracting obtained from Coast Engineering and Construction Corp. and work performed under the Joint Operating agreement with HWB Construction.

BUSINESS PLAN REASSESSMENT

     For the past several months, Management has been reassessing the Company's business plan, in light of the status of the Company since the November, 1994 acquisition of Rubeck Engineering and Construction, Inc. At the time of the acquisition, the Company had disposed of both its "white wood" manufacturing subsidiary in Camilla, Georgia and the acreage in Fitzgerald, Georgia intended for the wooden pole chemical treatment plant. As a result, the Company was essentially focused on (1) the bio-recycling process and the so-called "barrier product" and (2) the Vulcan
High Temperature Fluid Wall Reactor. Since Rubeck's acquisition by the Company, Management has emphasized the Rubeck operations, while exploring the continuation of the pre-existing business plan. as a result of this reassessment, various decisions have been made and are being implemented.

     1.  Termination of Coast and HWB Joint Operations.
A.  Coast Engineering and Construction Corporation/ sub-contracts to
Rubeck.
     During August and September, it became clear that at least one, if not more, of Coast's jobs was operating at a substantial loss and that Coast was insolvent. On or about September 15, 1995 Coast terminated all jobs and relinquished them to its bonding company. The effect of this was to terminate the Rubeck sub-contracts on those jobs. This left Rubeck with only its own directly bid jobs (2 jobs).

     The termination of Coast's jobs has resulted in the closure of Coast and therefore Rubeck will not receive any further subcontracts or assignments from Coast. Accordingly, Rubeck has terminated the January
4, 1995 Covenant not to Compete between the two corporations as of October 1, 1995.

B.  HWB Construction/Joint Operating Agreement.
     It was determined that the indebtedness of HWB Construction substantially exceeded the assumed indebtedness as disclosed at the time of the execution of the Joint Operating Agreement. Actual debts and liabilities were calculated as being approximately $812,000 as compared to an estimated $400,000. As a result, permitting HWB Construction to retain the first $400,000 of gross margin would not have been sufficient. Under these circumstances, it appeared highly unlikely that Rubeck could recover the funds which it would be required to advance or could receive a sufficient return for its mentor and administrative services. Accordingly, although HWB Construction has been notified by the U.S. Army Corps of Engineers that the Corps is exercising its contractual option to renew the HWB contract for 1995-1996, the Company and HWB have mutually terminated the Joint Operating Agreement as of September 30, 1995 and Mr. Baccani's employment as of November 15, 1995. In connection with the termination, Mr. Baccani received 250,000 warrants to purchase the Company's common stock and has resigned as a director of the Company.
     2. Rubeck Engineering and Construction, Inc. Direct Operations. With the termination by Coast of its jobs and the termination of the
HWB Construction Joint Operating Agreement, Rubeck has only two current jobs and does not have any bonding with which to bid for new jobs. One of the jobs is operating at approximately break-even. The other job is approximately 29% complete and will likely result in a profit of approximately $122,000. The profit from the one job is not sufficient to offset the overall liabilities of Rubeck. Under the circumstances, Management is now evaluating the viability of Rubeck.

     In settlement of the claims of Amwest Surety Insurance Company ("Amwest"), Rubeck gave Amwest a note in the principal sum of $794,876.95, which is to be adjusted up or down to the amount actually paid out for claims and bearing interest at the rate of 6%. The note assumed that registration of an offering of Common Stock underlying warrants issued by the Company would be effective by October 19, 1995, and then allowed 90 days for the exercise of warrants and repayment of the note. However, if registration were not effective by October 19, 1995 then Rubeck was to pay the note in three equal installments. The registration was not effective by October 19th (and is not effective as of the filing of this Form 10-QSB) and Rubeck is not able to commence the installment payments. Amwest is considering its course of action and has not declared a default.

     Mr. Antico, Rubeck's President, and his wife, have personally guaranteed the bonding for Coast (and for Rubeck). Given the closure of Coast, and the problems of Rubeck, it is considered unlikely that the guarantees of the Anticos would be sufficient to secure new or additional bonding for Rubeck such that it could bid for new work. Because of its prior loss history, the Company's guarantee is not acceptable to the bonding companies either. It is recognized that, since the Anticos personally guaranteed that note, Amwest will pursue the Anticos, which would further diminish the value of any guarantee by the Anticos for other bonding.

     Recognizing that Rubeck must secure bonding capacity and secure new jobs in order to remain viable, Management is now considering Rubeck's future. In an effort to provide collateral for bonding, the Company established a new subsidiary, Atlantis Capital, Inc. and funded such corporation by the contribution to capital of one million shares of the Company's Common Stock. However, since that stock is currently restricted it has limited collateral value. Accordingly, the Company is registering those shares in its current Registration Statement and will evaluate its ability to secure bonding following effectiveness of the Registration Statement.

     In the interim, Charles R. Schuster, the Company's Chairman of the Board, who was a co-founder of Rubeck, requested the opportunity to try to make Rubeck viable and profitable. On November 16, 1995, Mr. Schuster resigned as Chairman of the Board of the Company and was elected as President of Rubeck, taking over total control of its day-to-day operations. Mr. Jorge H. Antico has assumed the position of Chairman of the Board.

     Management is considering several courses of action with respect to Rubeck, including:

                    1. If sufficient bonding is available following effectiveness of the Registration Statement, Rubeck may be retained or may be consolidated with MBA, discussed below; or
                    2. If sufficient bonding is not available, Rubeck may be sold to Mr. Schuster or a third party or else terminated.

     3.  Operations with Management & Business Associates, Inc.

     On September 23, 1995 the Company entered into a Memorandum of Intent with Management & Business Associates, Inc. ("MBA") of Coral Gables, Florida. MBA is certified as an 8(a) firm by the U.S. Small Business Administration, an "8(a) company" being a minority-owned enterprise entitled to participate in various federal programs such as set-asides.
In order for MBA to retain its status as an 8(a) company, the Company has an option to acquire up to a maximum of 49% of MBA. Initially the Company holds a 9% interest while the parties conduct mutual due diligence. Subject to reasonable extensions, all due diligence is to be completed by December 31, 1995 and the Company will then determine whether to terminate the agreement or to exercise its option and to what extent to exercise its option if it elects to proceed. Based upon its current due diligence, the Company anticipates proceeding and exercising its entire option; however, a final decision must await the receipt of audited financial statements from MBA including those for the year 1995. However, at the present time the Company is assisting MBA in several areas, such as bonding and financing.
     MBA has a strong construction management team and established job control systems. It is a qualified and even preferred provider of certain services and is growing in several areas, such as government building management and disaster response, and desires to grow into a real estate development company.

     One aspect of the current discussions with MBA involves the possible distribution of all or a part of the 49% holding, if that course of action is elected, to the shareholders of the Company so as to give them a direct interest in MBA. However, no final decision is expected until after the decision whether to terminate or proceed has been made. As a step toward future cooperative operations, the president and primary owner, Manuel E. Iglesias, has been elected as a director of the Company.

     4. Vulcan High Temperature Fluid Wall Reactor. The Company purchased the Reactor in early 1991, expecting to use it internally in remediating the soil at the old Camilla wood treatment site. When the Georgia EPD refused to permit the Company to reopen that site, the Reactor was left in storage in Illinois. However, the Company sought third-party contracts to utilize the Reactor and in anticipation of securing such contracts preparations were made to refurbish the Reactor and put it into use. In mid-1992, the Company had a complete inspection made of the machine by its inventor and a company engineer and secured a refurbishment report and estimate. Recently, the Company's auditors had an independent survey of the Reactor made together with an up-dated estimate for the refurbishment and upgrade costs. It appears that to refurbish the Reactor and provide certain upgrades to incorporate improvements subsequent to the Reactor's original construction will cost $800,000 to $1,000,000. The Company believes that the Reactor and the technology which it embodies offer a valuable alternative to incineration of toxic, hazardous waste.
A prior lease/license arrangement with a Nevada company did not develop and the Company has entered into a Joint Operating Agreement with Scientific Equipment Systems, LLC ("SES"), a Louisiana limited liability company which is 50% owned by Charles R. Schuster, who until November 16th was the Company's Chairman of the Board. Pursuant to the Agreement, Management has moved the Reactor out of storage and to Louisiana, to the facility of SES, where it is being dismantled, to the extent necessary, to secure more specific detail costs for the refurbishment and upgrades. It is the responsibility of SES to conduct a marketing study and determine the probable utilization of the Reactor so that a final decision can be made on the potential profitability of expending the funds for the refurbishment. The Company believes that with the termination of the

Mitchell Pole Company, Inc. bond guarantees, its financing can now proceed. Such financing includes funding to allow for the rehabilitation of the Reactor.

     5. Bio-Recycling - Disposal. Management recognizes the need for the chemically-treated wood bio-recycling process developed by the Company, and has retained the Company's exclusive license with Louisiana State University by paying the minimum annual royalty. The process has received recognition not only in the United States, but in Canada, Europe, and Australia. The process appears to offer a substantial profit base. The process has been proven and scaled up in a pilot plant operation. Notwithstanding that, the Company has had difficulty securing financing for the first full scale facility. Utility companies and the telephone companies have, for a variety of reasons, ranging from concerns about cost to concerns about admitting to environmental problems, declined to provide long term disposal contracts which would permit project financing. Although the State of New Jersey has authorized the issuance and sale of solid waste facility revenue bonds to finance construction, the potential underwriters want to limit the issue to 60% to 70% of the cost of the plant, which means that the Company must raise the balance of the plant cost and the initial working capital. Despite substantial, on-going, and diligent efforts to secure such capital, both in the U.S. and abroad, the Company has been unable to do that. In the absence of such financing, the Company does not intend to incur the capital costs and debt liability, as the operation would be undercapitalized. Accordingly, Management discontinued what had been a fruitless search for the capital and instead has been seeking a strategic partner or a joint venture partner or a licensee. Preliminary discussions have been held with both U.S. and Canadian firms, and a Letter of Intent with an American firm is presently under negotiation.

     6. Bio-recycling - "barrier product". With the retrenchment of the utilities in anticipation of deregulation, it appears that maintenance is being deferred. This strengthens the market for the Company's barrier product, which is intended to protect standing poles, while in use, from deterioration at and below the ground line. The product, which offers related benefits related to potential leaching of treatment chemicals, utilizes the same microbial consortia used in the bio-recycling operations and offers a way to dispose of the Company's excess bio-mass and waste water. Thus, the manufacture of the "barrier product" is to be located at the bio-recycling plants. Management does not intend to attempt to manufacture the "barrier product" outside of such a plant. Accordingly, completion of the Company's research and development of the product is being postponed until there is a bio-recycling (disposal) plant. Since production of the barrier product is tied to the bio-recycling plant, the Company's plans for the barrier product are dependent upon the results of the negotiations regarding the LSU license as discussed above.

     7. Mentor Program and "Incubator" Assistance/BDC Investment. The Company's experience with the HWB Joint Venture shows that the Company's Management can be of assistance with small, start-up ventures which require assistance. Under appropriate circumstances, such assistance can help defray the Company's management/executive overhead. Accordingly,

Management has been exploring various potential opportunities which would offer such utilization of the management and executive capacity, while providing profit potential to the Company from its participation in such enterprises, which would be developed and spun off as independent companies. During the reassessment of the Company's business plan, this has increasingly become a more important consideration. In September, the Company invested in a newly organized company which intends to elect to be a business development company ("BDC") under the Investment Company Act of 1940. A BDC's essential purpose is to provide both financing and management support services to client portfolio companies, assist those companies in growing to a size warranting public company status, and then distributing an interest in such newly-public companies to its shareholders as the return on their investment. While the Company's ultimate relationship and role to that BDC is not determined, the offering of mentor and incubator assistance is going to become a part of the Company's revised business plan for 1996. The Company may provide such services directly, it may provide them in conjunction with the BDC, and/or it may provide them through the BDC. Management's present concept is to acquire an interest in the companies to which it provides such services and then to distribute all or portion of such interests to its shareholders so as to give them a direct interest in such companies. With the consolidation of the Company's construction operations into MBA, where the Company would hold only a minority interest, in the absence of other operations the Company could fall into the definition of an investment company. Accordingly, Management decided to position itself for that possibility by acquiring an interest in a new BDC with the expectation that the Company's role and the extent of its relationship could be determined as events in 1996 may dictate.

 COMPANY'S CONTINGENT LIABILITIES UNDER MITCHELL POLE COMPANY, INC. BONDS TERMINATED

     In March 1995, the Company was notified that the Mitchell Pole Company, Inc, which it had sold in August 1994, had not made payment on its bond obligations for the 1992A, 1992B and 1993 Series of Bonds, and demand was made upon the Company. The Company was informed by the purchaser of Mitchell Pole Company, Inc. that the default was being deliberately induced so that a new purchaser could restructure the debt of Mitchell Pole by purchasing the facility with the proceeds of a new bond issue. On May 1, 1995 the 1992A and 1992B Series Bonds went into payment default and on June 7, 1995 the Trustee accelerated the indebtednesses. Then, on July 1, 1995 the 1993 Series Bonds went into payment default and on July 17, 1995 the Trustee accelerated the indebtedness. On July 28, 1995, the new purchaser closed its new bond issue, purchased the facility, and the proceeds were used to defease (pay off) the prior bonds which the Company had guaranteed. On July 28, 1995 both Union Planters Bank, the Trustee, and the Development Authority of Mitchell County (Georgia) released all parties to the prior bonds, including the Company. As of July 31, 1995, Union Planters Bank, the Trustee, and the Company have entered into a Mutual General Release terminating the Company's guarantees and the contingent liabilities thereunder.

SUMMARY

     During 1994, the Company experienced severe cash/working capital restrictions. The then Management undertook a plan to reduce liabilities and working capital demands, including debt service requirements, by disposing of assets and the attached liabilities and cash demands. In November, 1994 the Company acquired Rubeck Engineering and Construction, Inc. which initially experienced a substantial growth in 1995. However, that growth made increasing demands on the Company's cash flow, which created delays in the performance of projects, thereby reducing their profitability. The termination by Coast of its projects thereby causing a loss to Rubeck of the subcontracts, together with the determination of HWB's actual liabilities as compared to its estimated liabilities, reduced Rubeck's jobs to the point that the lack of bonding made Rubeck unprofitable. At the same time, the post-acquisition difficulties which created liquidity problems, have not been solved. As a result, the Company is again experiencing substantial cash flow and working capital restrictions. To resolve these, the Company continues to pursue various immediate financing alternatives, including short term loans, private placements with interested investors, and securing the exercise of outstanding warrants. The Company has privately issued 8,450,000 Warrants (2,000,000 Warrants issued March 20, 1995, 3,000,000 Warrants issued June 20, 1995, 3,000,000 Warrants issued November 9, 1995, and 450,000
Warrants issued under a Warrant Agreement of November 10, 1995 authorizing up to 2,000,000 Warrants) to certain interested investors. The Company has filed a Registration Statement which is in progress at the Securities and Exchange Commission and anticipates registration of the underlying shares in the near future so as to induce the investors to exercise their options and provide the needed working capital. The Company anticipates that some warrantholders will exercise their warrants prior to the effectiveness of the Registration Statement so as to provide the Company with sufficient working capital until the effectiveness, when it is anticipated that a substantial number of the warrants will be exercised.

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
     The Company has settled the previously reported suit by Consolidated Rail Corporation, Civil Action 94-4521 (CSF) in the United States District Court for the District of New Jersey. The suit involved charges for the transportation of chemically-treated wood waste to a subsidiary's bio-recycling pilot plant pilot in Tallulah, Louisiana. The parties agreed on the shipments for which the subsidiary (which has ceased operations) had not made payment and the Company secured an installment payment program for the agreed balance owing.

     The landlord of the Company's former offices in Boca Raton, Florida, Canpro Investment, Ltd. filed an action against the Company in the Circuit Court for Palm Beach County, Florida at No. CL95-3167 AJ seeking possession of the premises and $22,361.19 in unpaid rent, together with attorney's fees and costs. In order to reduce costs, the Company has not filed a defense and has permitted the plaintiff to secure a default judgment.

     On July 28, 1995, a former financial public relations firm to the Company, Universal Media, Inc., filed suit against the Company in the Circuit Court for Broward County at No. 95-1058402 seeking the payment of various invoices, totaling $94,905.52, for work performed from 1991 through 1993, plus interest and legal fees. The Company has settled the suit for $54,000 plus interest and legal fees, for a total of $85,000.

     On August 16, 1995, a former lender of $100,000 to the Company, J. Austin Scheibel, filed suit against the Company in the Maricopa Court Superior Court (Arizona) at No. CV95-13431 seeking the payment of damages arising from his seizure of unregistered stock pledged as collateral for the loan. Mr. Scheibel seeks $680,000 in compensatory damages, together with interest and attorneys fees and seeks $250,000 in other damages. The Company disputes the entire claim and expects to vigorously defend the suit. The Company has filed a motion to dismiss the suit which has been filed and is in process.

Item 2.  Changes in Securities

     NONE

Item 3.  Defaults Upon Senior Securities

     NONE

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its 1995 Annual Meeting of Shareholders on September 27, 1995 in Marina del Rey, California. At the meeting the following occurred:
     a. The nominated slate of directors, Messrs. Schuster, Antico and Baccani and Ms. Dangelmayer, were elected;
     b. The appointment of Weinberg & Company, now Weinberg, Pershes & Company, as the Company's auditors, was approved.

     c. The Company's Certificate of Incorporation was amended to change the name of the Company from "Microterra, Inc." to "Atlantis Group, Inc.".
     d. The Company's Certificate of Incorporation was amended to decrease the number of authorized shares of capital stock from 10,000,000 shares of Preferred Stock and 80,000,000 shares of Common Stock to 2,000,000 shares of Preferred Stock and 50,000,000 shares of Common Stock.
     e. The Company's Board of Directors was authorized to adopt a quasi-reorganization.

Item 5.  Other Information

     On August 8, 1995 the Company entered into a Joint Operating Agreement with Scientific Equipment Systems, LLC ("SES"), a Louisiana limited liability company which is 50% owned by Charles R. Schuster, until November 16th the Chairman of the Board of Company, for the refurbishment, repair, possible enhancement and modification of the High Temperature Fluid Wall Reactor and its operation by SES. Under the terms of the Joint Operating Agreement, the Company has moved the Reactor to Lockport, Louisiana where SES is partially dismantling it to the extent necessary to secure a detailed estimate of the refurbishment and repair costs. SES is to commence initial marketing to determine the type and volume of waste streams for which the Reactor could be used, as well as the current costs for disposal of such waste streams. Based upon the marketing information, the Company will determine what enhancements and modifications would maximize the potential for the Reactor's use in disposing of selected waste streams. Assuming the marketing shows that the Reactor can be operated profitably and the costs can be recovered, the Company plans to do such refurbishment, repairs, enhancements and modifications as are necessary and desirable. Thereafter, SES will operate the Reactor and pay to the Company the agreed royalty, together with the royalty owed by the Company, the funds required for any dividend on the Vulcan Series of Preferred Stock, and amortization of the costs incurred by the Company.

     On September 23, 1995 the Company entered into a Memorandum of Intent to acquire up to 49% of an SBA certified 8(a) company, Management & Business Associates, Inc. ("MBA") of Coral Gables, Florida. The Company has acquired an immediate 9% interest in MBA, the parties are engaging in mutual due diligence through December 31, 1995 (although that will probably be extended in order to provide time to MBA to deliver its audited financial statements for 1995), following which the Company will determine whether or not to proceed and the extent to which it will proceed, if at all. (See discussion under Management's Discussion and Analysis in Part I, above)

     On September 27, 1995 the Company issued one million shares of its Common Stock (restricted as to further transfer) to Wellspring Capital Fund, a newly-organized Delaware corporation which intends to elect to become a business development company under the Investment Company Act of 1940. The Company received Convertible Preferred Stock from the Fund, and Management is considering what role and relationship the Company may have with such corporation. (See discussion under Management's Discussion and Analysis, in Part I above)

     On November 9, 1995, the Company entered into a Warrant Agreement to entitle the holders to purchase up to 3,000,000 shares of the Company's Common Stock at an exercise price of $.50 per share. The Warrants expire six months after the effective date of the Company registering the Common Stock underlying these Warrants. All Warrants under this Warrant Agreement have been issued.

     On November 10, 1995, the Company entered into a further Warrant Agreement to entitle the holders to purchase up to 2,000,000 shares of the Company's Common Stock at an exercise price of $.50 per share. The Warrants expire six months after the effective date of the Company registering the Common Stock underlying these Warrants. To date, Warrants to purchase 450,000 under this Warrant Agreement have been issued.

Item 6.  Exhibits and Reports on Form 8-K


                                SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ATLANTIS GROUP, INC.

Date: November 22, 1995       Jorge H. Antico
                              Jorge H. Antico, President/CEO


Date: November 22, 1995       Ingrid M. Dangelmayer
                              Ingrid M. Dangelmayer, Treasurer/CFO