Form 10KSB
period 1995-12-31
ATLANTIS GROUP INC
filed 1996-04-15
CIK 830991

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                  FORM 10-KSB

                                 ANNUAL REPORT

                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 31, 1995        Commission File No. 0-24352


                       ----------------------------------

                              ATLANTIS GROUP, INC.
                          (formerly Microterra, Inc.)


        Delaware                                         65-0250676
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                          4275 Aurora Street, Suite F
                            Coral Gables, FL  33143
                    ----------------------------------------
                    (Address of principal executive offices)


Registrant's Telephone Number, including area code:                 305/443-2588

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, $.01
                                                              par value per
                                                              share


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X      No
                                               -----      -----


     The aggregate market value of the registrant's common stock held by non-affiliates as of December 31, 1995, was approximately $3,468,025. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of the registrant's common stock outstanding as of December 31, 1995 was 8,788,548.


      Documents incorporated by reference:      None


                  The index to exhibits is located on page 26
================================================================================

                               TABLE OF CONTENTS
                                                                            Page
                                                                            ----
                                     PART I

     Item 1.  Business.........................................................3

     Item 2.  Properties.......................................................5

     Item 3.  Legal Proceedings................................................6

     Item 4.  Submission of Matters to a
               Vote of Security Holders........................................6


                                    PART II

     Item 5.  Market for the Registrant's Common Equity
               and Related Stockholder Matters.................................7

     Item 6.  Management's Discussion & Analysis of
               Financial Condition & Results of Operations.....................8

     Item 7.  Financial Statements............................................13

     Item 8.  Changes in & Disagreements with Accountants
               on Accounting & Financial Disclosure...........................13


                                    PART III

     Item 9.  Directors & Executive Officers of
               the Registrant.................................................14

     Item 10. Executive Compensation..........................................16

     Item 11. Security Ownership of Certain Beneficial
               Owners and Management..........................................17

     Item 12. Certain Relationships & Related Transactions....................18

     Item 13. Exhibits, Financial Statement Schedules &
               Reports of Form 8-K............................................19

Item 1.          Business

          The Company is a holding company with three environmental business subsidiaries: Rubeck Engineering and Construction, Inc. ("Rubeck"), Microterra Bio-Technologies, Inc., ("Microterra Bio-Technologies"), and Microterra Remediation Technologies, Inc. ("Microterra Remediation"). Rubeck is engaged in the business of designing, installing, and constructing new fuel storage systems, removing existing fuel storage systems, and remediating any soil and groundwater contamination associated with the removed system. Microterra Bio-Technologies has developed a process for the recycling of chemically-treated wood waste. Microterra Remediation has rights to certain technology for the separation of toxic waste from contaminated soil through the use of a high temperature reactor and as of the date hereof, owns a reactor utilizing such technology. Microterra Bio-Technologies and Microterra Remediation have not started operations and Rubeck is the only subsidiary which has contributed to the revenue of the Company. Rubeck is currently unable to receive bonding which is a prerequisite to obtaining the majority of new jobs in its field. As a result, the Company presently has only one operating subsidiary which is highly limited in its ability to contribute to revenues on an ongoing basis. The Company intends to sell certain assets and technology (discussed below).

          Rubeck Engineering and Construction, Inc.   Rubeck, the Company's
primary and only operating subsidiary, is no longer able to obtain bonding for new job contracts because Rubeck does not qualify for bonding by itself and it no longer has any contractual or other arrangement with either Coast Engineering and Construction ("Coast") or HWB Construction ("HWB"). As Rubeck is unable to independently obtain bonding for any contract jobs, it has obtained contract jobs through Coast and/or HWB. In late 1995, Coast became insolvent and stopped operations and in November, 1995, the Company terminated its relationship with HWB (discussed below). Except for the completion of its two remaining job contracts, Rubeck has no operations and is unable to obtain new job contracts which require bonding. Management is currently considering several courses of action with respect to Rubeck, including retaining Rubeck, consolidating it, selling Rubeck to a related or a third party, or terminating or dissolving Rubeck. Management deems it unlikely that it will attempt to continue or attempt to revive any operations of Rubeck.

          In January 1995, the Company entered into a Joint Operating Agreement with HWB, a sole proprietorship of Hernan W. Baccani. HWB, like Rubeck, is engaged in the construction, retrofitting and decommissioning of fuel storage systems, together with the environmental remediation of associated contaminated soil and/or groundwater. Under the Joint Operating Agreement, Mr. Baccani became Vice President of Operations of the Company. Pursuant to the Joint Operating Agreement, HWB's construction management staff worked in conjunction with Rubeck's engineering staff and construction project. Rubeck's administrative offices provided all staff functions, including accounts payable, bookkeeping and accounting on behalf of HWB. Mr. Baccani became a director of the Company on February 1, 1995. Mr. Baccani received 253,370 restricted shares of Common Stock of the Company under his employment agreement.

          The Joint Operating Agreement was mutually terminated on November 15, 1995 and Mr. Baccani resigned as an officer and a director of the Company as of that date. Mr. Baccani received 250,000 warrants, exercisable over six months, to purchase shares of Common Stock at $.50 per share. The parties agreed to separate their business and operations. With the separation of the business and operations of HWB, the Company will not receive any additional revenue from any future United States Army Corps of Engineers' projects initiated by or through HWB.

          The Company advanced HWB the amount of approximately $167,000 for project finance, which amount is payable by HWB to the Company on terms to be agreed upon. Rubeck used its credit to obtain $70,214 of construction materials on behalf of HWB which it has submitted to HWB's bonding company for immediate payment, and as of the date hereof remains contingently liable for that amount until HWB pays the respective vendors.

          Microterra Bio-Technologies. Microterra Bio-Technologies, a wholly-owned subsidiary of the Company, has no current operations and has not received any revenues. The purposes of Microterra Bio-Technologies has been expanded to include the exploitation of the processes developed for the disposal of chemically-treated wood poles and the preventive maintenance of such poles while in use. On August 23, 1991, the Company entered into an exclusive agreement with Louisiana State University for a licensing contract (the "LSU License") to allow the

Company to use certain patents, patent applications, technology and know-how developed by Dr. Ralph J. Portier of that institution in regard to the process for the disposal of chemically-treated wood poles and paid $1,400,000 in preferred stock. Pursuant to the agreement, the Company pays an annual royalty fee of $100,000 to LSU for the exclusive license. which fee is due at the end of each year. In regard to payment of the 1995 royalty fee, LSU has agreed to accept payment in four equal monthly installments. The first payment of $25,000 was made to LSU on March 18, 1996. LSU has agreed to extend the due date for the April installment payment of $25,000 to April 30, 1996.

          On December 21, 1995, the Company entered into a preliminary letter of intent with Fidelity Holdings, Inc. ("Fidelity") for the sale of the LSU License. As of the date hereof, both parties to such letter of intent have defaulted on its terms and further negotiations are not proceeding. However, the newly elected Board of Directors of the Company is committed to develop the LSU License for commercial activity by developing its use in-house, locating a joint venture or by its sale. Accordingly, however, the Company has determined to reduce the value reflected in its financial statements of the LSU License to $1 as of December 31, 1995. In the event of a sale, the Company would seek terms similar to those contained in its letter of intent with Fidelity. For the sale and transfer of the LSU License and associated assets, Fidelity would have paid the Company $1,100,000 over 10-years at $100,000 per year. In addition the Company would have received an amount per ton of material processed at any bio-recycling plants located in the United States using the licensed technology.

          Microterra Remediation Technologies, Inc., a wholly-owned subsidiary of the Company, does not presently have any operations and does not contribute revenue to the Company. Microterra Remediation Technologies, Inc. owns the high temperature fluid wall reactor (the "Reactor"), for the clean up of toxic waste in soil by heating the soil. The Reactor design is mobile and can be moved to a contaminated site or the Reactor may be installed at a Company remediation facility and the contaminated soil trucked to the Reactor.

          Until recently, the Reactor was in storage in Illinois, and had not been used for several years. The Reactor's original cost, including required research and development, was approximately $4,500,000. Replacement cost is estimated at between $2,500,000 and $3,000,000. The Company purchased the reactor for $2,141,000 and originally expected to incur about $500,000 in costs to move the reactor, repair it and replace any missing parts, re-instrumentate it and re-assemble it. Recently, the Company has been advised by the original manufacturer that certain recent developments, if incorporated into the Reactor, would substantially improve its operating efficiency and operating life. If those changes are incorporated, costs of $800,000 to $1,000,000 are anticipated.

          On August 8, 1995, Microterra Remediation entered into a management and marketing agreement with Scientific Equipment Systems, LLC ("SES"), a Louisiana limited liability company 50% owned by the Company's former Chairman of the Board, Charley R. Schuster. Pursuant to the agreement, Microterra Remediation moved the Reactor from its storage site in Illinois to SES's location near Lockport, Louisiana where it is being disassembled for inspection and anticipated refurbishment. From previous analysis, it is presently estimated that the cost of such repair and upgrade to the latest technology will be approximately $800,000 to $1,000,000, which cost remains the Company's responsibility. A definitive estimate of the cost of refurbishment and extent of upgrades can be made when marketing studies are completed and the types and anticipated volumes of waste streams that may pass through the Reactor are determined.

          SES is responsible for obtaining, and maintaining at its expense, the permits, licenses and authorizations that may be necessary for the operation of the Reactor. SES, at its expense, is to begin research and marketing efforts to determine the types and volumes of soils which may be disposed of by the Reactor and to determine probable utilization of the Reactor. When, and if, the Reactor is refurbished and placed into use, SES will operate the Reactor, paying various royalties and fees to the Company. SES will retain all net profits, after payment of expenses, royalties and fees. Other than as provided in the agreement respecting the cost of repair and operation, and the distribution of profits, if any, neither party has any obligation to the other to pay salaries, wages or emoluments.

          A final decision can be made on the potential profitability of expending the full amount or any portion thereof of the refurbishment and upgrade estimates once such market study is completed and a marketing plan is developed. The Company is considering spending up to $150,000 for analysis of the Reactor's economic feasibility. The Company has decided to reduce the value of the Reactor reflected on its financial statements to $100,000.

          Microbial Remediation. The Company extended its original license with LSU for the microbial remediation of contaminated sites. The microbial remediation license will be sold as part of the sale of the LSU License if a purchaser therefor is located.

Mentor Program and "Incubator" Assistance/BDC Investment

          Management believes that the Company can be helpful to small, start-up ventures which require assistance. Under appropriate circumstances, such assistance can help defray the Company's management/executive overhead. Accordingly, management has been exploring various potential opportunities which would offer such utilization of the management and executive capacity, while providing profit potential to the Company from its participation in such enterprises, which would be developed and spun off as independent companies. In September 1995, the Company invested in a newly organized company designed to be a business development company ("BDC") under the Investment Company Act of 1940 by the exchange of 1,000,000 shares of its Class A Common Stock for 52,400 shares of convertible preferred stock in the BDC. A BDC's essential purpose is to provide both financing and management support services to client portfolio companies, assist those companies in growing to a size warranting public company status, and then distributing an interest in such newly-public companies to its shareholders as the return on their investment. While the Company's ultimate relationship and role to that BDC is not determined, the offering of mentor and incubator assistance is expected to become a part of the Company's business plan. The Company may provide such services directly, it may provide them in conjunction with the BDC, and/or it may provide them through the BDC.
Management presently intends to acquire an interest in the companies to which it may provide such services and then to distribute all or portion of such interests to its shareholders so as to give them a direct interest in such companies. No assurances can be given that the Company will engage in these activities, or, if engaged in, that such activities will be successful.

          Company Plan. The new management of the Company believes that a new profit center for the Company, in addition to its environmental base, can be developed in the construction, real estate development and facility or property management areas. New management and its support staff has extensive experience in dealing with all three phases of construction, real estate development and property management.

          The staff which new management has brought to the Company combine over 50 years experience in construction, management and real estate development experience. Mr. Ivan Goodkin, a member of new management's staff, was Director of Engineering Services and Vice President for 16 years of a Fortune 100 company, listed on the American Stock Exchange. Mr. Goodkin directly managed a staff of over 2,000 maintenance and management employees across all divisions including commercial shopping centers, hospitals, office buildings and industrial parks. He also managed a staff of over 2,000 construction and maintenance employees responsible for contracting for the construction and maintenance of shopping centers, hotels, industrial parks. In conjunction with Mr. Bruce Litsky, another member of new management's staff, they have constructed and managed over 500 large properties in 33 states, the Caribbean and Canada.

          The Company intends to create two new wholly-owned subsidiaries, one for construction operations and one for property management. The Company hopes to develop the operations of these two subsidiaries to generate revenue for the Company. In addition, the Company intends to form other arrangements whether through joint ventures, wholly-owned subsidiaries or otherwise to own and develop a portfolio of properties.

          Summary. Currently the Company does not have profitable operations. Management is considering the alternatives available to the Company in order to develop revenue-producing operations. Such alternatives may include such options as the sale of the LSU license, development of the Reactor, acquisition or merger of an attractive target or development of construction, property management and real estate operations.

Item 2.        Properties

          Until March 31, 1996, the Company's principal executive offices were located at 206 South Detroit Street, Los Angeles, California 90036 and were leased from the Company's former President, Jorge H. Antico and his wife. The property was leased under an extension of a five year lease which originated on February 16, 1989 and expired on February 15, 1996. Since that date the Company has leased the property on a month-to-month basis at a monthly rate of $1,500 for approximately 1,400 square feet.

          The Company is currently in the process of moving its headquarters to Coral Gables, Florida and is seeking adequate and appropriate space for its needs.

Item 3.        Legal Proceedings

          In 1995, in a settlement of a lawsuit between Rubeck and its bonding company, Rubeck agreed to reclassify a note payable for various amounts due to vendors which amounts were paid directly by the bonding company. The note is in the principal amount of $795,000 plus interest at 6%. As collateral for such note, the Company pledged shares of its Common Stock with a value of $50,000.
In addition, Mr. and Mrs. Jorge Antico have personally guaranteed the note, which is collateralized by a trust deed on their home.

          The Company has settled a suit by Consolidated Rail Corporation, Civil Action 94-4521 (CSF) in the United States District Court for the District of New Jersey. The suit involved charges for the transportation of chemically-treated wood waste to a subsidiary's bio-recycling pilot plant in Tallulah, Louisiana. The parties agreed on the shipments for which the subsidiary (which has ceased operations) had not made payment and the Company secured an installment payment program for the agreed balance owing. The Company agreed to pay monthly payments of $5,000 and has received an extension therefor.

          The landlord of the Company's former offices in Boca Raton, Florida, Canpro Investment, Ltd., filed an action against the Company in the Circuit Court for Palm Beach County, Florida at No. CL95-3167 AJ seeking possession of the premises and $22,361.19 in unpaid rent, together with attorney's fees and costs. In order to reduce costs, the Company has not filed a defense and has permitted the plaintiff to secure a default judgement.

          On July 28, 1995, a former financial public relations firm to the Company, Universal Media, Inc., filed suit against the Company in the Circuit Court for Broward County at No. 95-1058402 seeking payment of various invoices, totaling $94,905.52, for work performed from 1991 through 1993. The suit was settled for $85,000. The amount of $5,000 was paid and a promissory note in the amount of $80,000 was executed by the Company. The Company has failed to make its monthly interest payments thereon and pursuant to the agreement demand has been made upon the Company for $100,000 plus interest.

          On August 16, 1995, J. Austin Scheibel filed suit in the Maricopa Superior Court (Arizona) at No. CV95-13421 seeking damages arising from his seizure of unregistered stock pledged as collateral for a $100,000 loan to the Company. Mr. Scheibel is seeking $680,000 in compensatory damages, together with interest and attorneys' fees and $250,000 in other damages. The Company disputes the entire claim and expects to vigorously defend the suit. The Company filed a motion to dismiss which has been denied and has entered an answer and counterclaim.

          By letter of March 14, 1996, the Securities and Exchange Commission advised the Company that the Commission intended to seek a cease and desist order against the Company and a cease and desist order, administrative sanctions and monetary fines against Richard Fox, Esq. and James Sidbury. As a factual basis for its letter, the Commission alleges that through the actions of Messrs. Fox and Sidbury (i) the Company's Forms 10-K and 10-Q for the periods between December 31, 1991 and December 31, 1992 fraudulently overstated the valuation of certain assets and (ii) a false press release was issued by the Company concerning the availability to the Company of certain municipal bond funding. Mr. Fox was the former president of the Company and prepared the forms 10-K and 10-Q at issue and Mr. Sidbury provided financial information contained in those forms. Management does not have independent knowledge of the information alleged and cannot at this time state whether the Company will contest the actions of the Commission. Management believes that these proceedings by the Commission will not result in any adverse effect on the business of the Company.

          The Company is a defendant from time to time in claims and lawsuits arising out of the normal course of its business, none of which are expected to have a material adverse effect on its business or operations.


Item 4.        Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of 1995. The Annual Meeting of Stockholders of the Company was held in the third quarter. At such meeting, the stockholders approved the change in name of the Company and a decrease in capital stock to 52,000,0000 consisting of 2,000,000 shares of Preferred Stock at $.01 par value per share, and 50,000,000 shares of Common Stock at $.01 par value per share.

                                    PART II

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters

     The Company's Common Stock is listed for trading on the Nasdaq
SmallCap Market under the symbol ATLA (prior to the change of its name, the Company's Common Stock traded under the symbol MICR). Approximately 4,500 individuals and entities are estimated by the Company to be holders of the Company's Common Stock. The following table sets forth the high and low bid quotations of the Company's Common Stock for each quarter within the last two fiscal years ended December 31, 1994 and December 31, 1995 as reported by the Nasdaq SmallCap Market. The quotations represent interdealer prices without retail mark-ups, mark-downs or commissions and do not represent actual transactions.


Date                       High       Low
1994
     First Quarter         1          9/32
     Second Quarter        5/16       1/4
     Third Quarter         9/32       1/16
     Fourth Quarter        1-5/8*     1-1/2*
1995
     First Quarter         1-1/2*     13/16*
     Second Quarter        1-5/16     11/16
     Third Quarter         2-5/16     15/16
     Fourth Quarter        1-5/8      17/32

*reflects the 1:20 reverse stock split effective November 1, 1994.

     On April 11, 1996 the closing bid and asked prices of the Common Stock were $.31 and $.32 respectively, as quoted on the Nasdaq SmallCap Market.

     The Company has never paid dividends on its Common Stock and does not anticipate paying any dividends on its Common Stock.

Continued Listing on the Nasdaq SmallCap Market

     For continued inclusion in the Nasdaq SmallCap Market ("Nasdaq"), a company, among other things, must have (i) two registered and active market makers, one of which may be a market maker entering a stabilizing bid; (ii) total assets of at least $2,000,000; (iii) capital and surplus of at least $1,000,000; and (iv) a minimum bid price per share of $1, provided however that an issuer shall not be required to maintain the $1 per share minimum bid price if it maintains market value of public float of $1,000,000 and $2,000,000 in capital and surplus. Nasdaq has notified the Company that it is not currently in compliance with the minimum bid price requirement.

     Pursuant to such notification, the Company was permitted to submit to Nasdaq a proposal for meeting the requirements for continued inclusion in the Nasdaq SmallCap Market. The Company filed its proposal which contemplated the exercise of certain outstanding common stock purchase warrants which were part of a registration statement filed by the Company on Form SB-2 declared effective by the Securities and Exchange Commission on March 14, 1996, to provide to the Company sufficient capital to maintain the market value criterion of the alternative capital and surplus requirements. The Nasdaq Stock Market accepted such proposal and allowed the Company until April 16 to meet the capital and surplus test for continued listing. The Company has not been able to meet such criteria and has applied to the Nasdaq Stock Market for a formal hearing regarding the Company's proposal to meet such continued listing criterion.
There is no assurance that such proposal will be accepted. In addition, if accepted, there is no assurance that sufficient warrants will be exercised to provide the Company sufficient capital to reach or maintain the capital and surplus requirements. If such proposal is not accepted or if accepted and the Company fails to reach the minimum continued listing requirements, then trading in the securities offered hereby would be conducted in the over- the-counter market in what are commonly referred to as the "pink sheets" of the National Quotation Bureau, Inc. or on the OTC Electronic Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, such securities.

Item 6.. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     From 1991, when Microterra, Inc. was organized, until November, 1994, the Company was primarily engaged in businesses related to the production, use, and disposal of chemically-treated wood telephone and utility poles. On November 1, 1994, the Company was acquired in a reverse merger by Rubeck Engineering and Construction, Inc., a privately-held company, in a stock-for-stock exchange in which the shareholders of Rubeck received more than 50% of the issued and outstanding stock of the Company. The acquisition gave control of the Company to former Rubeck shareholders.

     Rubeck, organized in March 1991, engaged in the (1) design, installation and construction of fuel storage systems, (2) the removal and decommissioning of old fuel storage systems, and (3) the remediation of any contamination of soil and groundwater associated with the removed systems. Since the acquisition, management has emphasized Rubeck operations and has not developed the businesses and operations of its other subsidiaries.

     Microterra Bio-Technologies, Inc.   Microterra Bio-Technologies is a
wholly-owned subsidiary of the Company and has no current operations. In conjunction with Louisiana State University ("LSU") Microterra Bio-Technologies developed a process for the mechanical, chemical and biological treatment of chemically-treated waste wood. The Company has the exclusive license from LSU for the use of certain related patents, technology and know-how related to such processes (the "LSU License"). Pursuant to the agreement, the Company pays an annual royalty fee of $100,000 to LSU for the exclusive license. which fee is due at the end of each year. In regard to payment of the LSU has agreed of the 1995 royalty fee, LSU has agreed to accept payment in four equal monthly installments. The first payment of $25,000 was made to LSU on March 18, 1996. LSU has agreed to extend the due date for the April installment payment of $25,000 to April 30, 1996.

     On December 21, the Company entered into a preliminary letter of intent with Fidelity Holdings, Inc. ("Fidelity") for the sale of the LSU License. As of the date hereof, both parties to such letter of intent have defaulted on its terms and further negotiations are not proceeding. However, the newly elected Board of Directors of the Company is committed to develop the LSU License for commercial activity by developing its use in-house, locating a joint venture or by its sale. Accordingly, however, the Company has determined to reduce the value reflected in its financial statements of the LSU License to $1 as of December 31, 1995.

     Microterra Remediation Technologies, Inc. Microterra Remediation does not have any operations. Microterra Remediation acquired a High Temperature Fluid Wall Reactor (the "Reactor") for us in cleaning contaminated wood treatment plant sites. The Company has entered into a Joint Operating Agreement regarding the Reactor with Scientific Equipment Systems, LLC ("SES"), a Louisiana limited liability company which is 50% owned by Charley R. Schuster, the Company's former Chairman of the Board. Management has moved the Reactor to SES facilities in Louisiana, where it is being dismantled, to the extent necessary, to secure more specific detail costs for its refurbishment and upgrade.
Pursuant to the Joint Operating Agreement, SES will conduct a marketing study to determine the probable utilization of the Reactor so that a final decision can be made on the potential profitability of expending the funds for the refurbishment. The Company has determined to reduce the value of the Reactor reflected in its financial statements to $100,000.

     Rubeck Engineering. Except for the completion of two remaining jobs, Rubeck has no continuing operations and can only bid on unbonded projects. Historically, the type of contract jobs Rubeck has performed involve seasonal bidding and seasonal performance and payment (as is typical in the industry) only after job completion. During the course of a job, Rubeck must pay certain expenses and costs thus reducing available cash and the ability to undertake new work.

     Rubeck's revenues for 1992 reflect work on a limited number of jobs on which it could initially bid and obtain bonding for in late 1991 and early 1992. The increase in revenues for 1993 reflects, in turn, the increased number of jobs which Rubeck was able to obtain in late 1992 and early 1993. As cash was expended for such contract jobs, Rubeck experienced an inability to pay the up-front costs required for new job contracts and was unable to undertake such new contracts. This resulted in decreased revenues for 1994 and impacted on Rubeck's ability to obtain new jobs in 1995.

     The operating agreement with HWB Construction, which was designed to increase job contracts for Rubeck, was terminated by mutual agreement as of September 30, 1995, in light of increasing awareness that Rubeck would never be able to recover the funds which it would be required to advance to cover certain indebtedness of HWB Construction. Rubeck will no longer be able to obtain job contracts through HWB Construction with the U.S. Army Corps of Engineers. In addition, Coast Construction and Engineering, a company owned by Jorge H. Antico, the former President of the Company, through which Rubeck obtained certain job contracts and subcontracts, has ceased operations as of September 1995 and turned over all its jobs to its bonding companies. Therefore Rubeck will not receive any further subcontracts or assignments from Coast.

     Rubeck currently can only bid on unbonded job contracts. Certain of Rubeck's bonding companies have been required to pay out on Rubeck bonds and are making claims against Rubeck for reimbursement of such payments. Amwest Surety Insurance Company has paid out claims on behalf of Rubeck in the amount of approximately $795,000 for which it seeks reimbursement from Rubeck of such funds. Claims in the amount of approximately $130,000 have been made against Rubeck's bonding companies, but have not been paid. As additional claims may be received, more payments by such bonding companies may be required and such bonding companies would seek reimbursement from Rubeck for such payments.

     Charley R. Schuster, the Company's former Chairman of the Board and a co-founder of Rubeck, requested from the Company the opportunity to try to make Rubeck viable and profitable. On November 16, 1995, Mr. Schuster resigned as Chairman of the Board of the Company and was elected as President of Rubeck, taking over total control of its day-to-day operations. Since November, 1995, Rubeck has not obtained any new job contracts. Management is currently considering several courses of action with respect to Rubeck, including retaining Rubeck, consolidating it, selling Rubeck to Mr. Schuster or a third party, or terminating or dissolving Rubeck. Management deems it unlikely that it will attempt to continue or attempt to revive any operations of Rubeck.

Plan of Operation

     The Company's plan for the ensuing twelve-month period requires capital funding to support the continued expenses of the Company and the development of its operations. The Company filed a registration statement (File No. 33-99612) on Form SB-2 with the Securities and Exchange Commission for the offer and sale of certain shares of common stock issuable upon exercise of 4,299,000 outstanding common stock purchase warrants (the "Registration Statement"). The Registration Statement was declared effective on March 14, 1996.

     Financing for the Company's activities is expected to be derived from (i) the proceeds to the Company of the exercise of the warrants pursuant to the Registration Statement; (ii) revenues that may occur from any transactions or investments that the Company may enter into, of which there can be no assurances that any such opportunities will be presented or effectuated by the Company; and
(iii) borrowings, as may be necessary. There is no assurance that the Company will be able to obtain sufficient funds by exercise of its warrants or otherwise to continue operations.

     Atlantis Capital. In an effort to provide collateral for future bonding, the Company has established a new subsidiary, Atlantis Capital, Inc. and has funded such corporation by contribution to its capital of one million shares of the Company's Common Stock. The Company may use this subsidiary to obtain project bonding for Rubeck, if management determines to continue to operate Rubeck, for itself, or for such other entities with which the Company may enter into transactions. There are no assurances that the Company will be able to obtain bonding through such subsidiary or if it can obtain bonding, that it will be able to successfully obtain job contracts.

     Mentor Program and "Incubator" Assistance/BDC Investment. In September, the Company invested in a newly organized company which intends to elect to be a business development company ("BDC") under the Investment Company Act of 1940. Management intends to acquire an interest in the companies to which it provides mentor and/or incubator services and then to distribute all or a portion of such interests to its shareholders so as to give them a direct interest in such companies. In the absence of other operations, the Company could be deemed to fall within the definition of an investment company. Accordingly, management decided to position itself for that possibility by acquiring an interest in a new BDC with the expectation that the Company's role and the extent of its relationship could be determined as events in 1996 may dictate. There can be no assurance that the Company will be able to establish a mentor program.

     Future Operations.   The Company anticipates that it may be able to
participate in the growth and operations of any company for which it may serve as "mentor" and that such participation, if any, may provide the Company with revenues. The mentor program is anticipated to provide ownership interest in mentor companies distributed to shareholders of the Company. Such distribution of shares will serve to give the Company's shareholders a broader and varied base of stock ownership in a variety of companies which will increase the likelihood of dividends and increased stock valuation. There can be no assurances that the Company will become a mentor to any other company, or that such activity will result in any revenues to the Company or in any distribution of stock to the shareholders of the Company. The Company has issued warrants for certain of the securities offered hereby and anticipates that the exercise of such warrants will provide funds to allow the Company to develop its planned operation. In addition, the Company is negotiating the sale of the LSU License (discussed above) and anticipates that funds from such sale, if such sale occurs (as to which there can be no assurance) will provide additional sources of revenue for development of anticipated operations beginning three years following such sale (if any revenues are, in fact, received). There can be no assurance that any of these anticipated transactions will be consummated, or if consummated, that the Company will be able to achieve revenues therefrom.

     The new management of the Company believes that a new profit center for the Company, in addition to its environmental base, can be developed in the construction, real estate development and facility or property management areas. New management and its support staff has extensive experience in dealing with all three phases of construction, real estate development and property management.

     The staff which new management has brought to the Company combine over 50 years experience in construction, management and real estate development experience. Mr. Ivan Goodkin, a member of new management's staff, was Director of Engineering Services and Vice President for 16 years of a Fortune 100 company, listed on the American Stock Exchange. Mr. Goodkin directly managed a staff of over 2,000 maintenance and management employees across all divisions including commercial shopping centers, hospitals, office buildings and industrial parks. He also managed a staff of over 2,000 construction and maintenance employees responsible for contracting for the construction and maintenance of shopping centers, hotels, industrial parks. In conjunction with Mr. Bruce Litsky, another member of new management's staff, they have constructed and managed over 500 large properties in 33 states, the Caribbean and Canada.

Results of Operations

                    Year Ended December 31, 1995 Compared to
                          Year Ended December 31, 1994

     The following information compares the financial information for the year (twelve months) ended December 31, 1995 to the financial information for the year (twelve months) ended December 31, 1994.

     Until August 1994, the Company was primarily engaged in the production of "white wood" telephone and utility poles. That business was disposed of on August 12, 1994 and thereafter the Company had no operations which created revenues. The Company had incurred significant continuous operating losses, had a substantial deficit, and its financial statements had been prepared with a going concern qualification. On November 9, 1994, the Company acquired Rubeck, a private company, in a reverse acquisition. After the acquisition, only Rubeck had operations and was the Company's sole source of revenues.

     Revenues for the twelve months ended December 31, 1995 were $3,217,461 compared to $1,714,536 for the twelve months ended December 31, 1994. Revenues are comprised of revenues from Rubeck contract jobs, from the recycle of bio-technology pole inventory, and from the joint operations with HWB Construction. The increase in revenues for the twelve months ended December 31, 1995 as compared to the same period ended December 31, 1994 is attributable in part to the HWB Construction joint operations, job assignments from Coast, and the maturing of contract earnings and the addition of the pole inventory recognized inventory.

     Cost of sales (exclusive of depreciation and amortization) were $2,775,270 for the twelve months ended December 31, 1995 compared to $1,491,164 for the twelve months ended December 31, 1994. Such costs consist principally of direct labor, materials and supplies and subcontractors. The proportionate increase in such costs for the twelve months ended December 31, 1995, is the result of job delays, inability to obtain personnel, supplies and equipment at discounted rates, and the cost of disposing of a portion of the pole inventory.

     General and administrative expenses equalled $1,314,013 for the twelve months ended December 31, 1995 compared to $139,717 for the twelve months ended December 31, 1994. The increase in general and administrative expenses is the result of the increased expenses resulting from the reverse acquisition by Rubeck of the Company since 1994 reflect only two months of activity for Atlantis. Amortization and depreciation expenses were $760,710 for the twelve months ended December 31, 1995 compared to $90,741 for the twelve months ended December 31, 1994. The increase in amortization and depreciation expense is mostly the result of amortization of the LSU License and the Reactor. Other expenses including consultants, royalty expense to LSU, increased salaries and wages and other public company expenses as auditing, legal, transfer agent increased the expenses for the twelve month period ended December 31, 1995.

     During the twelve months ended December 31, 1995, net losses increased to ($3,262,266) from the net loss of ($61,632) for the twelve months ended
December 31, 1994. This increase in net losses is attributable to the reduction in value of the license and the Reactor aggregating a reduction of $1,587,037. In addition, this increase in losses is attributable to the Company's greater general and administrative expenses and increased losses from operations for the twelve months ended December 31, 1995. Such losses were composed primarily of non-cash items including depreciation and amortization and stock issued for services.

                Fiscal Year Ended December 31, 1994 Compared to
                      Fiscal Year Ended December 31, 1993

     In 1994 the Company disposed of its then primary source of business and entered into a reverse acquisition with Rubeck which became its sole operational entity. A comparison of the 1994 financial information to the 1993 financial information should take into consideration such reverse acquisition and the effects on the financial statements of the Company and Rubeck. All references to the Atlantis Group is the activity of the parent company only for the two months ended December 31, 1994.

     For the year ended December 31, 1994, Rubeck had contract revenues of $1,714,536 compared to contract revenues for the year ended December 31, 1993 of $2,056,206. The decrease in revenues reflects Rubeck's inability to take on new work due to an early winter freeze causing work on its major job to be closed for the winter and the need to pay projects costs at the start of such projects and the lack of reimbursement for such project costs or payment of contract revenues until completion of such projects. The decrease in revenues and cash shortage impacted on Rubeck's ability to bid for new jobs in 1995. Atlantis Group had no revenues for the two month period ended December 31, 1994. Total contract revenues for the year ended December 31, 1994, was $1,714,536.

     For the year ended December 31, 1994, Rubeck had construction costs of $1,491,164 compared to construction costs for the year ended December 31, 1993 of $1,835,148. The decrease in such construction costs reflects the decreasing number of contract jobs on which Rubeck was able to obtain. Atlantis Group had no construction costs for the two month period ended December 31, 1994. Total construction costs for the year ended December 31, 1994 was $1,491,164.

     For the year ended December 31, 1994, Rubeck had general and administrative and other expenses of $144,921 compared to general and administrative and other expenses for the year ended December 31, 1993 of $232,822. The decrease in general and administrative costs and other expenses reflects the decreasing administrative requirements and expenses as a result of the decreasing number of contract jobs on which Rubeck worked. Atlantis Group had general and administrative expenses in an amount of $85,537 for the two months ended December 31, 1994. Total general and administrative and other expenses for the year ended December 31, 1994 was $230,458.

     For the year ended December 31, 1994, Rubeck had net income of $23,905 compared to net loss for the year ended December 31, 1993 of ($21,148). The increase in Rubeck's net income primarily reflects the decreasing amount of initial expenses for new contract jobs as Rubeck's ability to obtain new contract jobs diminished and such net income also reflects the decreasing administrative expenses associated with fewer contract jobs. The Company's job costs decreased from 103.8% in 1992 to 89.2% in 1993 and 86.8% in 1994. Atlantis Group had a net loss of $85,537 for the two months ended December 31, 1994, mainly due to amortization and depreciation of the Reactor and the LSU license. Total net loss for the year ended December 31, 1994 was $61,632.

Cash Flow

     At present, the Company has no cash nor operations generating cash flow and is dependent upon the exercise of the warrants to provide it with the sufficient cash to continue its operations and to advance its evolving business plan. The Company does not anticipate any significant cash flow from either of the two remaining Rubeck job contracts to be completed as extended completion times have decreased any possible profits and increased costs. The inability of Rubeck to obtain bonding, the termination of the HWB Joint Operating Agreement, and the termination of Coast operations means that the Company has no ability to bond any new jobs and is without a source of cash. Events since the Company's acquisition of Rubeck have severely strained Rubeck's cash, and consequently the Company's cash flow. The Company has no immediate source of cash flow and does not anticipate operating revenues or profits from any of its current activities.

Liquidity and Capital Resources

     Coast's termination of its operations, the termination of the HWB Joint Operating Agreement, and the continued inability of Rubeck to bid on bonded jobs has resulted in a severe liquidity strain. To help ease the liquidity strain, the Company has issued warrants to interested investors. There is no assurance that any additional warrants will be exercised, therefore, the Company is also pursuing various financing alternatives, including (i) short term loans, (ii) private placements with interested investors, and (iii) additional methods of generating operational revenues in the form of bonding assistance for its "incubator" companies or a possible affiliate. The Company is presently out of cash and there is no assurance that any of these strategies will be successful.

     In settlement of the claims of Amwest, Rubeck gave Amwest a note in the principal sum of $794,876 which is to be adjusted up or down to the amount actually paid out for claims and bearing interest at the rate of 6%. Rubeck is past due on payment of the note and Amwest is considering its course of action. If management determines to maintain Rubeck and develop its operations, which is deemed unlikely, it would have to arrange for a settlement of these obligations. Management has made no decision as to the future operations of Rubeck but deems it unlikely that the Company will attempt to continue or attempt to revive any operations of Rubeck.

     In the fourth quarter of 1995, the Company executed a Memorandum of Intent with Management and Business Associates, Inc. ("MBA"). In January, 1996, a similar agreement was executed with Envirotech Contractors, Inc. ("Envirotech"). Both of these memorandums were terminated by mutual agreement of the parties.

     If the Company does not obtain sufficient liquidity from the exercise of the Warrants to meet the demands to pursue potential transactions, it will have to seek alternative sources of financings such as borrowings from third-parties or financial institutions. The Company has no guarantee that any such financing would be available on terms acceptable to the Company.

Item 7.   Financial Statements

     See Item 14.

Item 8.   Change in and  Disagreements with Accountants on
          Accounting and Financial Disclosure

     Not applicable.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

     On April 1, 1996, the Board of Directors appointed Manuel E. Iglesias as President and Chief Executive Officer of the Company and Lorenzo Palomares as the Vice President and Chief Financial Officer. On April 2, 1996, Jorge H. Antico and Ingrid M. Dangelmayer were replaced as directors of the Company by Vincent Landis and Carlos Trueba, respectively. As of the date hereof, the Company's Directors and Executive Officers are as follows:


Name                  Age              Office
- ----                  ---              ------

Manuel E. Iglesias     41              President, Chief Executive Officer
                                       Director

Lorenzo Palomares      41              Vice President, Chief Financial Officer
                                       Director

Daniel Starczewski     49              Director

Vincent Landis                         Director

Carlos Trueba                          Director

     Directors hold office for one year or until their successors are elected an qualified. Mr. Iglesias took office in November, 1995. Messrs. Palomares and Mr. Starczewski took office January 9, 1996. By special designation, Mr. Starczewski will hold office for a term of six-months commencing on March 14, 1996. Messrs. Landis and Trueba took office on April 2, 1996. Directors are not separately compensated for their attendance at meetings or otherwise for their services solely in their capacities as Directors. Company officers and significant employees are appointed by the Board of Directors.

Resignation/Removal of Directors

     On November 16, 1995, Mr. Charley R. Schuster resigned as Chairman of the Board. Simultaneously, Mr. Schuster was elected as President of Rubeck with control of its day-to-day operations. The Company granted Mr. Schuster 500,000 warrants to purchase Common Stock at $.50 per share.

     As of September 30, 1995, the Company and HWB agreed to mutually terminate the Joint Operating Agreement between them and as of November 15, 1995, Mr. Baccani resigned as a director of the Company. In connection with his resignation, Mr. Baccani received warrants for the purchase of 250,000 shares of the Company's common stock exercisable at $.50 per share for a period of six months.

     Mr. Antico was removed as Chairman of the Board on April 1, 1996, and Mr. Antico and Ms. Dangelmayer were removed as Directors of the Company on April 2, 1996.

Executive Committee

     The Board of Directors has established an Executive Committee to consist of three directors consisting of Lorenzo Palomares, Carlos Trueba and Vincent Landis. The Executive Committee has the full power and authority to exercise all or any of the powers of the Board of Directors at any time in all cases in which specific directions shall not have been given by the Board of Directors. Regular meetings of the Executive Committee may be held without notice at such times and places as the Executive Committee may fix from time to time by resolution. Special meetings of the Executive Committee may be called by any member thereof upon not less than 24-hour notice. Meetings of the Executive Committee may be conducted in person or by telephone conference call. All actions of the Executive Committee shall be by majority vote.

     MANUEL E. IGLESIAS founded Management and Business Associates, Inc. ("MBA") in 1988 and has served as its chief executive officer since that time. MBA is a management consulting, construction and environmental remediation firm located in Coral Gables, Florida with about $3 million in annual sales. Mr. Iglesias was selected as the "Hispanic Builder of 1993" by the Hispanic Builders Association of Florida. Mr. Iglesias was the chief executive officer of Carnes Cibao, S.A. from 1986 through 1987 where he supervised the construction and start up of beef cattle operations in the Dominican Republic. The Carnes Cibao project was an outgrowth of Mr. Iglesias' 1983 to 1985 tenure on a United States Department of Agriculture foreign agricultural development advisory council on which he chaired the Committee on Guatemala. From 1983 through 1986 he founded and managed L.S.I. Management, Inc., a Miami based company that organized, financed and managed through start-up several food and construction ventures in Florida and Central America. Mr. Iglesias was awarded a Juris Doctor (J.D.) and a Master of Business Administration (M.B.A.) from the University of Chicago in 1979. He received a Bachelor of Science from the Georgetown University School of Foreign Service in 1976.

     LORENZO J. PALOMARES is the president of Envirotech Contractors, Inc., an environmental and licensed general contractor located in Miami, Florida. Mr. Lorenzo received his B.A. and M.B.A. from Western States University in Missouri. He received the degree of Juris Doctor (JD) from LaSalle University in Slidell, Louisiana in 1995. He holds various professional licenses and certifications, including General Contractor, Asbestos Contractor, and Florida Real Estate Broker. He is a member of various local and national professional associations, including the National Asbestos Council, the National Association of Realtors, and the Latin Builders Association. He is a director of the Hispanic Chamber of Commerce of Miami Beach. He founded, and has been employed as president of Envirotech and its affiliate, Envirotech Contractors, Inc., since 1988.

     DANIEL D. STARCZEWSKI for the past five years has been a professional partner of Professional Business Services, an accounting and tax service located in Winston-Salem, North Carolina. Mr. Starczewski is also the president of two business consulting services: Investor Resource Services, Inc. (a selling securityholder herein) and Vertex Capital Corporation, both of which are located in Winter Park, Florida. Mr. Starczewski attended St. John's River Junior College in Palatka, Florida. He was honorably discharged from the United States Air Force in 1970. He holds an Accounting Privilege License form the State of North Carolina and is a current member of the North Carolina Society of Accountants.

     VINCENT LANDIS was appointed a director of the Company in April 1996.
Mr. Landis received a Bachelor of Arts in Public Administration from St. Thomas University, Miami, Florida. Since 1966, Mr. Landis has been a member of the City of Miami Police Department. Mr. Landis holds the rank of captain and is currently the Section Commander of the Field Support Section, which consists of the S.W.A.T. team, canine corps, water patrol, motorcycle division and public service division. As Section Commander, Mr. Landis' duties include budgetary planning and implementation for the Field Support Section. Mr. Landis was a member of the Civil Service Board, City of Miami from 1982 to 1986. Mr. Landis has received numerous citations for meritorious service from the City of Miami Police Department.

     CARLOS TRUEBA was appointed a director of the Company in April 1996. Mr. Trueba is a Certified Public Accountant. Mr. Trueba received his Bachelor of Business Administration degree in accounting and finance in 1977 from Florida International University. Since receiving his degree, Mr. Trueba has worked in supervisory positions related to audit engagements and has spent eight years as senior audit partner in charge of audits of non-profit organizations and concurring partner for state and local government audits. Mr. Trueba was the concurring partner in the audits of the City of Sweetwater for the fiscal years 1986, 1987 and 1988. Mr. Trueba is the Treasurer of the American Cancer Society, State of Florida, and past President Kiwanis Club of Miami--Latin. Mr. Trueba is the past President of The Learning Experience, a school for children with Down's syndrome.

Item 10.  Executive Compensation

     The following table sets forth all plan and non-plan compensation awarded to, earned by, or paid to the named Chief Executive Officer for all services rendered in all capacities to the Company and its subsidiaries for each of the Company's last three fiscal years. No director or executive officer other than Jorge Antico received compensation more than $100,000 in 1995.

                           SUMMARY COMPENSATION TABLE

- ---------------------------------------------------------------------------------------------

                                  Annual Compensation             Long Term Compensation
                            -----------------------------------------------------------------

                                                                  Awards              Payouts
- ---------------------------------------------------------------------------------------------

                                                   Other    Restric-   Securities
                                                  Annual      ted      Underlying      LTIP     All Other
Name and Principal                        Bonus  Compen-     Stock    Options/SARs   Payouts     Compen-
 Position               Year  Salary ($)  ($)    sation($)   Awards     (#)            ($)      sation ($)
Richard C. Fox, CEO     1993   $159,478     $0          $0         0        100,000        $0           $0
 (1)(2)
                        1994     54,162                            0         15,000         0            0

Jorge H. Antico, CEO    1993          0      0           0         0              0         0            0
                        1994     20,833      0           0         0              0         0            0
                        1995    114,583      0           0         0              0         0            0

(1) Mr. Fox's 1992 Employment Agreement set an annual salary of $150,000 beginning May 1, 1993. Mr. Fox reduced that to $125,000 as of August 16, 1993 with $25,000 of that being accrued and actual payroll being made at the rate of $100,000 per year. Mr. Fox again reduced the actual payroll being made, to $80,000, effective August 1, 1994; however, no salary payments were in fact made after June 30, 1994. Mr. Fox's accrued but unpaid salary for 1991 through 1994 totaled $111,361 at December 31, 1994, which has been forgiven. No compensation was paid or accrued, nor is any compensation payable, in connection with the change in corporate control or
     the termination of Mr. Fox's employment with the Company.   Mr. Fox was
     retained as a consultant and has been compensated for his services.

(2) 100,000 of these options were granted pursuant to the Microterra, Inc.'s 1992 Executive Compensation Plan at an exercise price of $.01 as compensation for services to certain employees and consultants who had assisted the Company in its development from its inception in 1991. The closing bid price of the Common Stock on the date of the grant was $2.75. On June 8, 1993, Mr. Fox was granted 100,000 statutory options at an exercise price of $1.00. The closing bid price on June 8, 1993 was $.75. Adjusted for the repricing (see below) and then for the reverse stock split, these options became exercisable for 5,000 shares at an exercise price of $3.00. However, these options have expired as a result of the termination of Mr. Fox's employment. On April 15, 1994, Mr. Fox was granted statutory options under the Standard & Poor's Index Stock Option Plan at an initial (base) price of $.37. The closing bid price on April 14, 1994 was $.33. Adjusted for the reverse stock split, these options became exercisable for 750 shares at an exercise price of $7.40. However, these options have expired as a result of the termination of Mr. Fox's employment. At December 31, 1994, the aggregated restricted stock holdings of Mr. Fox consisted of 208,234 shares valued at $230,510.

(3) Mr. Antico became President and Chief Executive Officer of the Company on November 28, 1994 as a result of the acquisition of Rubeck. Mr. Antico did not receive any compensation from the Company in 1994; all indicated compensation was paid by Rubeck. Mr. Antico also received compensation and benefits from Coast. Since November 16, 1995 he received compensation from the Company at a rate of $125,000 per year. At December 31, 1995, the aggregated restricted stock holdings of Mr. Antico consisted of 526,520 shares which were owned by Coast but were given to Mr. Antico in payment of salary from Coast.

                      AGGREGATED OPTION EXERCISES IN 1995
                  YEAR END OPTION VALUES, LONG-TERM INCENTIVE
                                  PLAN AWARDS

     Mr. Jorge H. Antico, the Chief Executive Officer of the Company in 1995, did not receive any stock option grants in 1995 nor were any freestanding SARs granted during 1995. No awards were made to Jorge H. Antico under any long-term incentive plan. No other directors or executive officers received compensation above the $100,000 in 1995.

     Compensation of Directors. Directors are not separately compensated for their attendance at meetings or otherwise for their services solely in their capacities as Directors. Expenses of such Directors are paid by the Company.

     Employment Contracts and Termination of Employment. As of April 1, 1996, Mr. Jorge H. Antico and Ms. Ingrid Dangelmayer were removed as officers of the Company. The Company has not entered into any compensation plan or arrangement regarding these former officers.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of the date hereof, certain information with respect to the beneficial ownership of outstanding shares of the Company's Common Stock by: (i) each person known by the Company to be the beneficial owner of five percent or more of its outstanding Common Stock; (ii) each director and executive officer of the Company individually; and (iii) all executive officers and directors of the Company as a group.

Name and Address of                 Common Stock                   Percentage of
Beneficial Owner                       Owned                       Class (1)
- -------------------                 -------------                 --------------

Jorge (George) H. Antico                 526,520 (2)                      5.9 %
Coast Engineering and
  Construction Corp.
16905 Scenic Place
Pacific Palisades, CA 90272

Manuel Iglesias                                0                             0%
Management & Business
 Associates
4275 Aurora Street, Suite F
Coral Gables, FL 33143

Lorenzo Palomares                              0                             0%
Envirotech
 Contractors, Inc.
4913 Southwest 75th Avenue
Miami, Florida 33155

Daniel Starczewski                             0 (3)                         0%
932 Burke Street
Winston-Salem, NC 27101

Vincent Landis                                 0                             0%
c/o Atlantis Group, Inc.
4275 Aurora Street, Suite F
Coral Gables, FL 33143

Carlos Trueba                                  0                             0%
c/o Atlantis Group, Inc.
4275 Aurora Street, Suite F



Coral Gables, FL 33143

Wellspring Capital Fund                  1,000,000                        11.2%
24843 Del Prado, #472
Dana Point, California 92629

Atlantis Capital Inc.                    1,000,000                        11.2%
206 South Detroit Street
Los Angeles, California 90036

Charley R. Schuster                        316,740 (4)                     3.4%
2820 W. Washington
Las Vegas, NV 89107

Nightingale Investments Co LTD             506,740 (5)                     5.6%
29/9 Soi charoenmitr (Ekmai 10)
Sukhumvit 63 Road
Bangkok, 10110 Thailand

All Executive Officers and
Directors as a group                             0                           0%
(5 persons) (6)



- -------------------

* Less than 1%

(1) Such securityholder's percentage ownership has been determined by assuming that the options or other convertible securities, if any, held by such person which are exercisable within sixty days from the date hereof have been exercised or converted, as the case may be. Based upon 8,788,548 shares issued and outstanding as of December 31, 1995.
(2) Coast is 100% owned and controlled by Mr. Antico. The securities noted herein consist of shares which have been given to Mr. Antico in payment of salary due from Coast.
(3) Mr. Starczewski is the President of Investor Resource Services, Inc. which holds 313,667 shares of common stock of the Company and warrants to purchase 111,333 additional shares of common stock.
(4) Mr. Schuster has pledged these shares to the Company as collateral for notes covering existing indebtedness, the purchase of certain assets from the Company, and certain new indebtedness. Mr. Schuster has represented to the Company that he has the voting control by direct or indirect ownership, proxy, or otherwise of over 50% of the outstanding shares of the Company. Mr. Schuster has not verified this to the Company nor has the Company received copies of any Schedule 13D or Form 3, 4, 5 legally required filings.
(5) Nightingale acquired a total of 1,306,740 shares of Common Stock in settlement of certain outstanding debts of Coast and Mr. Antico. It subsequently disposed of 800,000 of such shares.
(6)  Includes Messrs. Iglesias, Palomares, Starczewski, Landis and Trueba.


Item 12.    Certain Relationships and Related Transactions

     Relationship with Coast Engineering and Construction Corporation. Jorge H. Antico, the former President and Chief Executive Officer of the Company, founded Coast Engineering and Construction Corporation in California in 1984. Coast, wholly owned by Mr. Antico, is designated as a "minority business enterprise" or "disadvantaged business enterprise" and has been engaged in general engineering and contracting. On January 1, 1993, Coast purchased all of the issued and outstanding common stock of Rubeck for an aggregate of $124,000 or $124 per share. As of January 4, 1995, Rubeck and Coast each adopted a mutual policy agreement (the "Joint Policy") in regard to the bidding for, obtaining, engaging in, and profiting from fuel storage system jobs ("System Jobs") and Coast entered into a Master Sub-Contract Agreement and Covenant Not to Compete with Rubeck.

     In September, 1995, it became apparent that at least one of Coast's jobs was operating at a substantial loss and it became clear that Coast was no longer able to continue operations. On or about September 15, 1995, Coast ceased all operations, terminated all jobs, and relinquished them to its bonding company. All work on those jobs which had been subcontracted to Rubeck was also terminated. Consequently, the Joint Policy and Covenant Not to Compete were no longer meaningful and were terminated on October, 1995.

     In consideration (i) for Coast's forbearance under the Covenant Not to Compete, (ii) for the Covenant Not to Compete in the future, (iii) to compensate Coast for its loss of profits from future unbid System Jobs and (iv) to compensate Coast for its possible use of its bonding capacity for the benefit of Rubeck and its possible guarantee of vendors on jobs to be assigned to Rubeck, Rubeck agreed to pay to Coast the sum of One Million Dollars ($1,000,000), at the rate of $200,000 per year for 1995-1999 inclusive, with the first payment, for 1995, being due and payable upon execution of the agreement in January, 1995. The Settlement Agreement between Coast and Rubeck provides that Coast shall rebate Rubeck $50,000 of the $200,000 previously paid to Coast. In addition, Rubeck advanced Coast $118,400 under the Master Sub-Contract Agreement, which amount was intended to represent 5% of the value of jobs Coast subcontracted to Rubeck. At October 1, 1995, only $77,202 of the amount advanced to Coast had been earned. Coast has rebated Rubeck $40,798 as an offset against monies due Coast from Rubeck.

     Bonding Guarantees. Coast and Rubeck guaranteed certain surety and indemnity bonds. Mr. Antico and his wife, and in some instances, Ms. Dangelmayer, the Company's Treasurer and Chief Financial Officer, have personally guaranteed certain surety and indemnity bonds for jobs undertaken by Rubeck, including Coast jobs assigned to Rubeck. When Coast ceased operations, it turned over all its jobs to its bonding company. The bonding company may look at Rubeck and/or Mr. and Mrs. Antico or Ms. Dangelmayer for any shortfall to the bonding company from such jobs. Under certain circumstances, the Company has agreed to indemnify Coast, Mr. and Mrs. Antico and Ms. Dangelmayer for claims by bonding companies for construction operations by Rubeck.

Transactions with Management

     The Company's principal executive offices and those of Rubeck were subleased from Jorge Antico, former President and Chief Executive Officer of the Company, and his wife. In 1989, the Company entered into a 5-year lease agreement on the property, which lease expired in 1994 and was extended until February 15, 1996. Since that time such offices were leased on a month-to-month basis. The Company is in the process of moving its offices to Coral Gables, Florida.

Indebtedness

     At the end of 1994, Charley R. Schuster, former Chairman of the Board of Directors, was indebted to the Company's subsidiary, Rubeck, in the amount of $102,368. On May 22, 1995, Mr. Schuster entered into an agreement with the Company (i) terminating a prior redemption option granted to the Company, (ii) agreeing to purchase certain property from the Company, at the Company's cost for such property, which is considered to be its fair market value, and (iii) repaying his indebtedness to Rubeck. 316,380 shares of the Company Common Stock owned by Mr. Schuster have been pledged as collateral for the indebtedness. The Company had paid $49,150 on account as part of the terminated redemption option, which sum was added to the outstanding indebtedness owed by Mr. Schuster to the Company. As of December 31, 1995, Mr. Schuster has an outstanding indebtedness to the Company of $181,998. Principal and interest on such debt is due on June 30, 1996. Such debt bears interest from January 1, 1995 at the rate of 8% per annum.

     From September, 1995 through December, 1995, the Company advanced $95,000 to Management and Business Associates, a company controlled by Mr. Manuel Iglesias, for which it received subordinated 5-year promissory notes payable interest only annually at 7.75% simple interest.

ITEM 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     The audited financial statements for the year ended December 31, 1995 appear elsewhere herein.

     The Company has not filed any reports on Form 8-K during the last quarter of the 1995 fiscal year.

                     ATLANTIS GROUP, INC. AND SUBSIDIARIES
                     -------------------------------------
                            F/K/A MICROTERRA, INC.
                            -----------------------


                                     REPORT
                                     ------


                            AS OF DECEMBER 31, 1995
                            -----------------------

                     ATLANTIS GROUP, INC. AND SUBSIDIARIES
                                   CONTENTS
                     -------------------------------------


PAGE  1 -  2  -  INDEPENDENT AUDITORS' REPORT

PAGE  3 -  4  -  CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1995
                 AND 1994

PAGE       5  -  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                 EQUITY DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 1995
                 AND 1994

PAGE       6  -  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS
                 ENDED DECEMBER 31, 1995 AND 1994

PAGE  7 -  9  -  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
                 ENDED DECEMBER 31, 1995 AND 1994

PAGE 10 - 27  -  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
                 DECEMBER 31, 1995 AND 1994

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Board of Directors of
 Atlantis Group, Inc. and Subsidiaries


We have audited the consolidated balance sheets of Atlantis Group, Inc. and Subsidiaries (F/K/A Microterra, Inc. and Subsidiaries) as of December 31, 1995 and 1994 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1995 and 1994. These consolidated financial statements are the responsibility of the Companys' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantis Group, Inc. and Subsidiaries (F/K/A Microterra, Inc and Subsidiaries) as of December 31, 1995 and 1994 and the results of their operations and cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in NOTE 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a stockholders' equity deficiency and is experiencing ongoing operating losses which raises substantial doubt about its ability to recover certain assets and to continue as a going concern. Management's plans in regard to these matters are disclosed in NOTE 1. As discussed in NOTE 18, the Company has been notified by the Securities and Exchange Commission of their intention to recommend administrative and cease and desist proceedings. The impact on the Company's consolidated financial statements cannot presently be determined. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                  WEINBERG, PERSHES & COMPANY, P.A.

Boca Raton, Florida
March 20, 1996

                     ATLANTIS GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 1995 AND 1994
                     -------------------------------------


                                    ASSETS
                                    ------


                                                  1995        1994
                                               ----------  ----------
CURRENT ASSETS
  Cash and cash equivalents                    $   53,281  $  164,782
  Accounts receivable - less allowance for
    doubtful accounts of $225,488 in 1995         401,169     368,703
  Inventories of raw materials                          -     739,429
  Prepaid expenses                                 83,531           -
  Due from related party                                -     318,000
  Receivables - related parties                     2,957      50,873
                                               ----------  ----------

       Total Current Assets                       540,938   1,641,787
                                               ----------  ----------

PROPERTY AND EQUIPMENT - NET                       53,043      60,980
                                               ----------  ----------

OTHER ASSETS
  Assets held for investment or sale              100,001   2,180,442
  Subordinated capital notes                       96,301           -
  Due from related parties                        448,561     205,091
  Prepaid expenses - net of current portion       190,975           -
  Deferred registration costs                     139,940           -
  Deposits and other assets                         2,095      39,227
                                               ----------  ----------
       Total Other Assets                         977,873   2,424,760
                                               ----------  ----------
TOTAL ASSETS                                   $1,571,854  $4,127,527
                                               ==========  ==========




         Read accompanying notes to consolidated financial statements.

                     ATLANTIS GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 1995 AND 1994
                     -------------------------------------

                LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY
                -----------------------------------------------

                                                     1995         1994
                                                 ------------  -----------
CURRENT LIABILITIES
 Notes payable                                   $   863,908   $   70,609

 Current portion of long-term debt                     2,943       10,194
 Accounts payable                                  1,236,689    1,658,987
 Accounts payable - related party                    348,767            -
 Accrued expenses                                    190,477      127,613
 Advances on contracts                                     -    1,117,503
 Income taxes payable                                              47,500
 Dividends payable                                         -        9,450
                                                 -----------   ----------

   Total Current Liabilities                       2,642,784    3,041,856
                                                 -----------   ----------

OTHER LIABILITIES
 Long-term debt, less current portion                 19,160        1,699
                                                 -----------   ----------

   Total Liabilities                               2,661,944    3,043,555
                                                 -----------   ----------

COMMITMENTS AND CONTINGENCIES                              -            -
                                                 -----------   ----------

STOCKHOLDERS' EQUITY DEFICIENCY
 Convertible preferred stock, $.01
  par value with liquidation preference
  values of $10 and $15 per share
  2,000,000 and 10,000,000 shares authorized
  198,994 and 213,533 shares issued and
  outstanding as of December 31, 1995 and
  1994, respectively                                   1,989        2,135
 Common stock, $.01 par value, 50,000,000,
  and 80,000,000 shares authorized,
  8,788,548 and 4,817,657 shares
  issued, 6,788,548 and 4,817,657
  outstanding as of December 31, 1995
  and 1994, respectively                              87,882       48,176
 Additional paid-in capital - common stock         1,783,311       25,300

 Additional paid-in capital - preferred stock        889,280    1,049,778
 Deficit                                          (3,303,683)     (41,417)
                                                 -----------   ----------

                                                    (541,221)   1,083,972
Less treasury stock                                 (548,869)           -
                                                 -----------   ----------

   Total Stockholders' Equity or
    Deficiency                                    (1,090,090)   1,083,972
                                                 -----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
- -----------------------------------
  EQUITY DEFICIENCY                              $ 1,571,854   $4,127,527
  -----------------                              ===========   ==========

         Read accompanying notes to consolidated financial statements.

                     ATLANTIS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                        STOCKHOLDERS' EQUITY DEFICIENCY
                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                ----------------------------------------------


                                                                                            ADDITIONAL                 TOTAL
                                                                               ADDITIONAL     PAID-IN               STOCKHOLDERS'
                                  PREFERRED    STOCK     COMMON      STOCK       PAID-IN      CAPITAL                 EQUITY OR
                                    SHARES    AMOUNT     SHARES      AMOUNT      CAPITAL     PREFERRED   DEFICIT     DEFICIENCY
                                  ---------   ------    ---------  ----------  ----------   ----------   ---------  ------------
BALANCE - JANUARY 1, 1994                -         -        1,960   148,082            -          -      20,215         168,297

ISSUANCE OF STOCK PURSUANT
 TO REVERSE ACQUISITION OF
 MICROTERRA BY RUBECK

CONVERSION OF SHARES ISSUED
 BY RUBECK SHAREHOLDERS                 -          -    2,598,040  (122,082)           -          -            -       (122,082)

SHARES HELD BY MICROTERRA
 SHAREHOLDERS AT DATE OF
 ACQUISITION                        213,533     2,135   1,987,657    19,876            -   1,049,778           -      1,071,789

SHARES ISSUED IN CONNECTION
WITH REVERSE ACQUISITION                -          -       230,000     2,300        25,300         -           -         27,600

NET LOSS FOR THE YEAR ENDED
DECEMBER 31, 1994                       -          -           -         -             -          -         (61,632)    (61,632)
                                  ---------   -------   ---------  --------    ----------  ----------    ----------  ----------

BALANCE - DECEMBER 31, 1994         213,533     2,135   4,817,657    48,176        25,300   1,049,778       (41,417)  1,083,972

CONVERSION OF PREFERRED STOCK       (14,589)     (146)     77,740       777       172,316    (160,498)         -         12,449

COMMON STOCK ISSUED
 Cash                                   -          -      570,000     5,700        279,300         -           -        285,000
 Non-cash                               -          -    3,323,151    33,229      1,306,395         -           -      1,339,624

NET LOSS FOR THE YEAR ENDED
 DECEMBER 31, 1995                      -          -          -          -             -           -     (3,262,266) (3,262,266)
                                  --------    -------   ---------  --------    ----------  ----------    ----------  ----------
BALANCE - DECEMBER 31, 1995        198,944    $ 1,989   8,788,548  $ 87,882    $1,783,311  $  889,280    (3,303,683) $ (541,221)
- ---------------------------       ========    =======   =========  ========    ==========  ==========    ==========  ==========


                Read accompanying notes to financial statements.

                     ATLANTIS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                ----------------------------------------------

                                                   1995          1994
                                               ------------  ------------
Revenues                                       $ 3,217,461    $1,714,536

Cost of sales (Exclusive of
     depreciation and amortization)              2,775,270     1,491,164

General and administrative
 expenses                                        1,314,013       139,717

Depreciation and amortization                      760,710        90,741

Reduction in value of license and equipment      1,587,037             -
                                               -----------    ----------

Loss from operations                            (3,219,569)       (7,086)

Interest Expense                                   (90,197)       (7,046)
                                               -----------    ----------

Loss before income taxes                        (3,309,766)      (14,132)

Income taxes (benefit)                             (47,500)       47,500
                                               -----------    ----------

Net loss                                       $(3,262,266)   $  (61,632)
                                               ===========    ==========

Loss per common share                          $      (.57)  $      (.02)
                                               ===========   ===========

Average shares outstanding during each year      5,652,096     3,161,276
                                               ===========   ===========



         Read accompanying notes to consolidated financial statements.

                     ATLANTIS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                ----------------------------------------------



                                              1995         1994
                                          ------------  ----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net (loss)                               $(3,262,266)  $ (61,632)
 Adjustments to reconcile net
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization               760,710      90,741
  Reduction in value of license
   and equipment                            1,587,037           -
  Allowance for doubtful accounts             225,488           -
  Stock issued for services
   rendered                                   790,755           -
 Changes in assets (increase)
  decrease:
  Accounts receivable                        (257,954)    305,583
  Prepaid expenses                            (22,455)          -
  Inventories                                 739,429           -
  Changes in liabilities increase
  (decrease):
  Accounts payable related party              348,767           -
  Accounts payable and
   accrued expenses                           431,450     365,855
   Advances on contracts                   (1,117,503)          -
  Income taxes payable                        (47,500)          -
  Dividends payable                            (9,450)          -
                                          -----------   ---------
    Net Cash Flow Provided By
     Operating Activities                     166,508     700,547
                                          -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant and
  equipment                                   (10,236)          -
  Net assets acquired on purchase                   -      16,193
  Advances/repayments from/to
  related parties                            (322,726)   (553,742)
 Advances on subordinated capital
  notes                                       (96,301)          -
 Decrease in deposits and other assets          5,220       2,000
                                          -----------   ---------
     Net Cash Flows (Used In)
      Investing Activities                   (424,043)   (535,549)
                                          -----------   ---------



         Read accompanying notes to consolidated financial statements.

                     ATLANTIS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                ----------------------------------------------


                                          1995        1994
                                       ----------  ----------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
Payments on long-term debt
 and notes payable                      (161,475)       (216)
Proceeds from notes payable               50,000           -
Deferred registration costs              (39,940)          -
Proceeds on stock subscriptions          297,449           -
                                       ---------   ---------

     Net Cash Provided by (Used in)
      Financing Activities               146,034        (216)
                                       ---------   ---------

(DECREASE) IN CASH                      (111,501)    164,782

CASH AND CASH EQUIVALENTS -
 BEGINNING                               164,782           -
                                       ---------   ---------

CASH AND CASH EQUIVALENTS -
- ---------------------------
 ENDING                                $  53,281   $ 164,782
 ------                                =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                         1995        1994
                                       ----------  ---------
Cash paid during the years for:
  Interest                             $    9,700  $   7,046
                                       ==========  =========



       Read accompanying notes to consolidated financial statements.

                     ATLANTIS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                 ----------------------------------------------



SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
- ----------------------------------------------------------------------

In November 1994, the Company issued 2,830,000 shares of its common stock for the acquisition of Rubeck Engineering and Construction Company which was reflected as a reverse acquisition.

During the first quarter of 1995, the Company issued 106,667 common shares with a value of $55,694 as payment for accounts payable; 33,150 as payment on accrued expenses of $33,150; and 275,000 shares of common stock with a value of $232,750 toward long term employment contracts and 25,000 common shares worth $25,000 for a field consultant's bonus. The Company also issued 75,423 common shares for the conversion of the "1992 Series" Preferred Stock and its accrued dividends.

During the second quarter of 1995, the Company issued 75,000 common shares with a value of $37,500 for current services rendered; 25,000 common shares worth $25,000 to a field consultant as a bonus and issued 11,589 common shares for the conversion of the "Vulcan Series" of Preferred Stock. 1,000 common shares with a value of $10 was issued to the winner of a lottery.

During the third quarter of 1995, the Company issued 253,370 common shares with a value of $122,125 for services rendered by a former officer in accordance with an employment agreement.

During the fourth quarter of 1995, the company issued 9,914 shares to a company for a 9% interest. These shares are included in treasury stock as the underlying agreement was cancelled in 1996.

The Company has an investment in Wellspring Capital Fund. The Company contributed 1,000,000 shares of its Common Stock, with a value of $524,000 for 52,400 shares of convertible preferred stock of Wellspring. The Company after consolidation is showing the investment in Wellspring of $524,000 as treasury stock.

The Company issued 519,050 shares of its common stock with a value of $ .50 per share pursuant to a private placement under Form S-8 in November 1995 to a non-related consulting firm in exchange for a five-year service contract for financial and public relations services.

The Company purchased computer equipment with a value of $29,690 under a 5-year capitalized lease agreement.

During 1995, the Company reclassified $890,884 of accounts payable to notes payable.


          Read accompanying notes to consolidated financial statements.

                     ATLANTIS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1995 AND 1994
                   ------------------------------------------


NOTE  1 - GOING CONCERN
- -----------------------

     The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant recurring operating losses of $3,262,266 and $61,632 for 1995 and 1994 respectively, and has a stockholders' equity deficiency at December 31, 1995. In order to remain a going concern the Company must obtain additional sources of cash and achieve profitable operations. The Company's plan for raising additional sources of cash primarily rely on (1) sale of warrants pursuant to an SEC filing of Registration Statement SB-2 as described in Note 17 and /or, (2) sell all or certain assets of Rubeck to third parties (See NOTE 2) or liquidate through dissolution or bankruptcy and/or, (3) obtain additional financing and/or, (4) pursue acquisitions to obtain profitable operations. The Company has ceased operations during 1995 except for completion of certain contracts. No assurances can be made that the Company can obtain additional sources of cash or that future operations can produce a positive cash flow.

     The Company's continued existence is dependent upon its ability to resolve its liquidity problems by raising additional cash and by achieving profitable operations as set forth above. Working capital limitations continue to affect day-to-day operations, thus contributing to continued operating losses.

     The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ----------------------------------------------------

  A. Organization

     Atlantis Group, Inc. (F/K/A Microterra, Inc.), is a Delaware corporation, engaged in the bioremediation industry. In 1994, the Company acquired Rubeck Engineering and Construction, Inc. (Rubeck), a new subsidiary (See NOTE 4), and treated the transaction as a reverse acquisition. As part of the acquisition, Rubeck stockholders obtained a majority interest in the outstanding common stock of the Company. Immediately after the acquisition, the officers and directors resigned, and the Company elected new officers and directors.

                     ATLANTIS GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1995 AND 1994
                  ------------------------------------------


NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
- ----------------------------------------------------------------

     Effective September 27, 1995, the stockholders of the Company approved the change of the corporate name to Atlantis Group, Inc.

     B.   Principles of Consolidation

     The consolidated financial statements for the years ended December 31, 1995 and 1994 include the accounts of Atlantis Group, Inc. and its wholly-owned subsidiaries including Rubeck. All intercompany profits, transactions and balances have been eliminated.

     C.   Inventories of Raw Materials

     Inventories of raw materials consist of used wooden telephone and railroad ties and other wood products which are stated at the lower of cost or market by the first-in, first-out method (See NOTE 7). No inventory allowance was deemed necessary.

     D.   Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided on accelerated and straight line methods over the estimated useful lives of the respective assets when placed in service. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

     E.   Assets held for investment or sale

     Assets held for investment or sale consist of a license (See NOTES 3 and 10) and the fluid wall reactor (See NOTES 3 and 9).

     F.  Statement of Cash Flows

     For purposes of this consolidated statement, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     G.   Loss Per Common Share

     Loss per common share is calculated by dividing net loss applicable to common stock by the average shares of common stock outstanding after giving affect to the reverse acquisition by Rubeck of Atlantis. Stock options and convertible preferred stock are not considered common stock equivalents since they are anti-dilutive.

                     ATLANTIS GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1995 AND 1994
                  ------------------------------------------


NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
- ----------------------------------------------------------------

     H. Industry Segment

     The Company is in the business of environmental remediation projects and the decommissioning, retrofitting and installation of fuel storage systems. In 1994, the Company discontinued the manufacturing and distribution of white wood telephone and utility poles.

     I.   Revenue Recognition

     The Company recognizes revenue from fixed contractual agreements utilizing the percentage of completion method, measured by the cost-to-cost method. Contract costs include direct labor, combined with allocations of operational overhead, and other direct costs. Provisions for estimated losses on uncompleted contracts are made on the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and revenue and are recognized in the period in which the revisions are determined. Substantially all of the Company's business is with various departments of the United States government. The total revenue earned from these government agencies for 1995 and 1994 was $2,073,447, and $1,714,000, respectively.

     J.   Reclassification

     Certain reclassification have been made to the 1994 financial statements to conform with the current year financial statement presentation. Such reclassification had no effect on net loss or working capital.

NOTE 3 - REDUCTION IN VALUE OF LICENSE AND EQUIPMENT
- ----------------------------------------------------

     The Company has been trying to sell the license (See NOTE 10) and has a letter of intent with a company whose special counsel was previously president of the Company. Currently, both parties to the letter of intent are in default. As of December 31, 1995, the Company decided to write down the value of the LSU license to $1. The fluid wall reactor has been dismantled and moved to Louisiana. The Company does not have sufficient capital to refurbish the machine and a joint operating agreement (See NOTE
     9) has not been implemented. Accordingly, the value of the reactor has been reduced to its salvage value of $100,000.

                     ATLANTIS GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1995 AND 1994
                  ------------------------------------------

NOTE  4 - ACQUISITION
- ---------------------

     Effective November 1, 1994, the Company completed an agreement for the acquisition of Rubeck Engineering and Construction, Inc. (Rubeck), a California Corporation in a transaction qualifying as a tax-free reorganization and treated as a reverse acquisition in which Rubeck is the acquiring Company and immediately thereafter became a subsidiary of Atlantis. The consolidated financial statements reflect Rubeck for the years ended December 31, 1995 and 1994 Atlantis's operations are shown from November 1, 1994 to December 31, 1994 and for the year ended December 31, 1995.

     In accordance with the merger agreement, Atlantis issued 2,600,000 shares of its common stock for all of the outstanding shares of Rubeck. In addition, Atlantis issued 230,000 shares of its common stock as full payment of a fee to parties who assisted in the negotiations. The net assets acquired in the transaction have been recorded at net book value of approximately $1,000,000 which is equal to the Company's fair market value prior to the acquisition.

     Immediately prior to the exchange, Atlantis effectuated a 1:20 reverse stock split from 39,748,167 shares to 1,987,657 shares. Atlantis exchanged 2,830,000 (new) shares of common stock for 100% of the outstanding common stock of Rubeck.

     The following summarized, unaudited pro forma results of operations for the year ended December 31, 1994, assumes the acquisition occurred as of the beginning of 1994.


                                                  1994

          REVENUE                             $ 2,130,894
                                              ===========

          NET LOSS                            $(3,545,156)
                                              ===========

          LOSS PER SHARE                      $      (.74)
                                              ===========


     On September 26, 1995, the Company executed a letter of intent to acquire up to 49% of an environmental construction company located in Florida. A stockholder, officer and director of the acquiree is an officer and director of the Company. The acquisition also calls for advances up to $1,000,000 to be evidenced by subordinated capital notes. The Company advanced $95,000 to the acquiree. The notes bear interest at 9% and are due 5 years from issuance or earlier if the retained earnings of the acquiree equal $1,500,000, and are subordinated to other indebtedness. In addition, the Company issued 9,914 shares in November 1995, for a 9% interest valued at $14,870.

                     ATLANTIS GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1995 AND 1994
                  ------------------------------------------


NOTE  4 - ACQUISITION (CONTINUED)
- ---------------------------------

     On January 8, 1996, the Company entered into a memorandum of understanding with a company that is engaged primarily in asbestos removal and disposal to acquire up to a 49% interest for 1,100,000 shares of the Company's common stock. A stockholder, officer and director of the acquiree is an officer and director of the company.

     On March 5, 1996, the Company, by mutual consent, terminated both agreements and all common shares issued as part of this transaction were canceled and returned to the respective companies. These shares are included in treasury stock.


NOTE  5 - RELATED PARTY TRANSACTIONS
- ------------------------------------

     The Company has an unsecured note receivable for $32,333 from the Company's Chief Executive Officer. The note with interest at 8%, was due on or before December 31, 1995. In March, 1995, $30,000 was paid.

     The Company has an unsecured note receivable with interest at 8% of $102,368 from a former officer advanced prior to the acquisition by the Company. This note was part of a Stock Redemption Option Agreement (See
     NOTE 14).

     During 1994, the Company advanced $18,540 to various related parties. These advances were applied in 1995 against work performed by the related parties for the Company.

     During 1994, Rubeck, prior to the merger, advanced $318,000 to a construction company, a related party owned by the Company's former chief executive officer.

     During 1995, the Company shared space with a related party by virtue of common ownership. The common expenses such as rent, utilities, payroll and other office expenditures are allocated proportionately based on revenue generated by each Company since they are in similar lines of business. As of December 31, 1995, the Company owes the related party $348,767.

     See NOTES 3, 4, 6, 9, 13, 14 and 15 for additional related party transactions.

                     ATLANTIS GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1995 AND 1994
                  ------------------------------------------


NOTE  6 - OPERATING AGREEMENTS
- ------------------------------

  A  Covenant Not To Compete

     In order to avoid any potential conflicts of interest with respect to bidding and performance of fuel storage system contracts, in January 1995, the Company entered into a covenant not to compete agreement with a related construction corporation. The covenant not to compete calls for payment to the related corporation of $1,000,000 at the rate of $200,000 a year for the five year term of the Covenant. The first year payment of $200,000 was offset against the amounts due from the related entity. This agreement was terminated effective September 30, 1995 when the related party ceased operations.

  B  Master Sub-Contract Agreement

     Simultaneously with entering into the covenant not to compete agreement, the Company entered into a master sub-contract agreement with the related entity to perform in the capacity of subcontractor all required remediation under three contracts aggregating $2,368,000. No material amount of work had been performed to date. The Company will offset $118,000 representing 5% of the total value of the contracts assigned to the related entity against amounts due from the related entity.

     On October 1, 1995, the Company terminated the master subcontract agreement. The related party had earned $77,000 of the $118,000 paid, and will reimburse the Company the balance unearned. In addition, the Company canceled the non-compete agreement and is entitled to $50,000 from the related party for the amount unearned.

  C  Joint Operating Agreement

     In January 1995, the Company entered into a joint operating agreement with a previously unrelated individual. The Agreement included the administration, management, financing, and performance of environmental fuel storage system insulation contracts, and remediation services relating to previously contaminated soil and ground water previously contracted for by the individual, and existing contracts of the Company.

     The previously unrelated party entered into an employment agreement with the Company to supervise these contracts(See NOTE 13). The Company provided executive management, general administration, and recordkeeping functions pertaining to contracts and was to receive a management fee equal to the gross profits in excess of $400,000 on construction.

                     ATLANTIS GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1995 AND 1994
                  ------------------------------------------



NOTE  6 - OPERATING AGREEMENTS (CONTINUED)
- ------------------------------------------

     In September 1995, the Company canceled the joint operating agreement with the related party. With the termination of the agreements, a subsidiary of the Company has only two current jobs and does not have any available bonding with which to bid for new jobs requiring bonding.

     As of September 30, 1995, as part of the termination of the vice president of operations, the Company issued warrants to purchase 250,000 shares at $ .50 per share.

     The Company advanced $166,780 to the related party for project financing, which is payable to the Company as of December 31, 1995 on terms to be agreed upon.

NOTE  7 - INVENTORIES
- ---------------------

     As part of its wood technology operations, the Company billed and received payments from various customers for removal of obsolete telephone poles. These payments were not recognized as income or offset against costs until actual processing of the poles begin. In 1994, the Company completed the treatment of a portion of the pole inventory, and recognized $392,000 of revenue. The Company negotiated with parties in Louisiana to move the remaining unprocessed inventory to another location and complete treatment. In 1995, all remaining inventories were effectively sold.

NOTE  8 - PROPERTY AND EQUIPMENT
- --------------------------------

     Property and equipment are summarized as follows:


                                                       1995        1994
                                                    ----------  ----------
Machinery and equipment                             $    9,432  $   86,005
Transportation equipment                                15,745      23,973
Office furniture and equipment                         105,126      42,321
                                                    ----------  ----------
Total - At Cost                                        130,303     152,299
Less: Accumulated depreciation                          77,260      91,319
                                                    ----------  ----------
     TOTAL PROPERTY AND
         EQUIPMENT - NET                            $   53,043  $   60,980
                                                    ==========  ==========


                     ATLANTIS GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1995 AND 1994
                  ------------------------------------------


NOTE  8 - PROPERTY AND EQUIPMENT (CONTINUED)
- --------------------------------------------

     Depreciation expense for the years ended December 31, 1995 and 1994 was $450,975, and $80,662 respectively.

     The useful lives of property and equipment for purposes of computing depreciation are:

                 Machinery and equipment          7   years
                 Building                        27.5 years
                 Transportation                   5   years
                 Office furniture and equipment  3-5  years

     See NOTE 11 concerning a Stock Redemption Option Agreement.


NOTE  9 - FLUID WALL REACTOR
- ----------------------------

     In 1991, the Company acquired a high temperature fluid wall reactor (reactor) at a cost of $2,141,000 by the issuance of preferred stock (See
     NOTE 14). The reactor was originally built to remediate contaminated sites by virtue of its ability to destroy toxic waste by heating them at temperatures between 2,000 and 4,000 degrees. The Company had been storing the reactor in Illinois until it has sufficient funds to rehabilitate the equipment. Since its acquisition in 1991, the equipment has generated no revenue.

     During 1995, the Company moved the reactor to Louisiana and disassembled the reactor to better estimate the cost of refurbishment.

     Although the engineering report supports the viability of the equipment and the applications as contemplated by the Company, the utilization of the equipment is entirely dependent upon the Company obtaining the necessary capital to rehabilitate, refurbish and operate the reactor. As discussed in NOTE 3, the reactor has been written down to its salvage value of $100,000.

     On August 8, 1995, the Company entered into a joint operating agreement with a Company partially owned by a related party to refurbish, repair and operate the reactor. The joint operating agreement had not been implemented as of December 31, 1995.

                     ATLANTIS GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1995 AND 1994
                  ------------------------------------------

NOTE 10 - LICENSE AGREEMENTS
- ----------------------------

     Effective August 1, 1991, the Company entered into a license agreement with a state university to use certain patents, patent applications and technology relating to a microbiotic bioremediation process. The Company issued 70,000 shares of its common stock at a value of $20 per share, after giving effect to the reverse stock split, to the state university as consideration for the license agreement.

     The Company will pay a 6% royalty on all revenues derived from the sale of products embodying or using the patents and patent applications and 5% on all revenues derived from technologies. Beginning in 1993, the Company was required to pay minimum royalty fees of $60,000 with increases of $20,000 per year for the next two years with maximum fees not to exceed $100,000 for each succeeding year of the agreement. Effective January 30, 1996, the Company paid $5,000 to the university to obtain an extension to pay the 1995 royalty payment of $100,000. The extension calls for four equal payments of $25,000 due in March, April, May and June, 1996. The March payment has been made. The license has been reduced in value to $1 (See
     NOTE 3)



NOTE 11 - NOTES PAYABLE
- -----------------------


     Notes payable consist of the following:

                                                       1995      1994
                                                     --------  --------


     Note payable, unrelated individual,
     interest at 15% per annum.                      $ 39,000  $ 39,000

     Note Payable, bonding company,
     interest at 6%, due immediately                  674,908         -

     Note Payable, unrelated corporation,
     interest at 12%, due May 1, 1996.                 50,000         -

     Note Payable, unrelated corporation,
     interest at 18.25%, due immediately              100,000

     Note payable - former officer, due
     on demand, interest at 8%                              -    31,609
                                                     --------  --------

          TOTAL NOTES PAYABLE                        $863,908   $70,609
                                                     ========  ========


                     ATLANTIS GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1995 AND 1994
                  ------------------------------------------

NOTE 11 - NOTES PAYABLE  (CONT'D)
- ---------------------------------

     The Company's subsidiary, Rubeck, is currently in default on the note due to the bonding company, but no action has been taken by the bonding company at this time (See NOTE 15).

NOTE 12 - LONG TERM DEBT
- ------------------------


                                                  1995     1994
                                                --------  -------
     Note payable, secured by computer
      equipment, payable in monthly install-
      ments including interest at 17.6%, due
      through June 16, 2000.                    $ 20,709  $     -

     Notes payable, secured by trans-
      portion equipment, payable in
      monthly installments including
      interest due through March 1996.             1,394   11,893
                                                 -------  -------

              Total Long-Term Debt                22,103   11,893

            Less: Current portion                  2,943   10,194
                                                 -------  -------
            TOTAL LONG-TERM DEBT - LESS
            CURRENT PORTION                      $19,160  $ 1,699
                                                 =======  =======

    The aggregate amount of long-term debt maturing in each of the next five years subsequent to December 31, 1995 is as follows:

                         1996                 $  2,943
                         1997                    4,217
                         1998                    5,024
                         1999                    5,986
                         2000                    3,933
                                              --------
                               TOTAL          $ 22,103
                                              ========

NOTE 13 - EMPLOYMENT AND CONSULTING AGREEMENTS
- ----------------------------------------------

     In March 1995, the Company entered into a renewable consulting agreement with an officer of the Company. The consultant is to be paid 100,000 shares of common stock, payable 25,000 shares each quarter; 75,000 shares were issued in 1995.

     In connection with the execution of a joint operating Agreement in 1995 (See NOTE 6C), the Company entered into an employment agreement with a previously unrelated individual. The agreement was effective through December 31, 1999. The Company issued non-qualifying stock options for 506,740 shares of the Company's common stock; 253,370 were exercisable to December 31, 1999 with the remaining 253,370 shares vested based upon Company's earnings. This agreement was terminated in 1995 with 253,370 options exercised.

     The Company entered into a five year financial and public relations service contract for 519,050 shares of the Company's

                     ATLANTIS GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1995 AND 1994
                  ------------------------------------------


NOTE 13 - EMPLOYMENT AND CONSULTING AGREEMENTS  (CONT'D)
- --------------------------------------------------------

     common stock. The contract was valued at $259,525 and is included in prepaid expenses.

NOTE 14 - STOCKHOLDERS' EQUITY
- ------------------------------

     On September 30, 1995, the Company amended the articles of incorporation to decrease the aggregate number of shares which the Company has the authority to issue to a total of 52,000,000 shares. The total number of authorized shares are divided into 2,000,000 preferred shares having a par value of one cent ($.01) per share and 50,000,000 common shares having a value of one cent ($.01) per share.

     Immediately prior to the acquisition of Rubeck (See NOTE 4), Atlantis effectuated a 1:20 reverse stock split with the par value remaining at $.01. All share data has been adjusted to reflect the reverse stock split.

     In 1991, 214,100 shares of $.01 par value convertible preferred stock were issued to acquire a high temperature fluid wall reactor (See NOTE 9). The reactor was valued at $2,141,000, and the difference of $2,138,859 was credited to additional paid-in capital. The reactor is in need of modification in order to become operational, and is not currently in use. The preferred shares are nonvoting, have a liquidation preference value of $10.00 per share and are convertible into common stock at the rate of one share of common stock for five shares of the preferred stock. They carry a dividend calculated as 25% of the net operating revenues from operations of reactor, as defined. As of December 31, 1995, there has been no revenue generated from the reactor, and no dividends were declared. During 1995 and 1994, 11,589 and 3,567, respectively, shares of the convertible preferred stock were converted.

     In 1992, Atlantis issued 3,000 shares of $.01 par value convertible preferred stock for $45,000. The difference between the par value of the stock and the issuance price, amounting to $44,970, was credited to paid-in capital. The convertible preferred shares have a liquidation preference value of $15 per share, and are convertible into one share of common stock for two shares of preferred stock. At the Company's option, the preferred shares can be converted into 9% convertible debentures. The preferred stock has an annual dividend rate of $1.35 per share, which is cumulative. In 1995, this preferred stock was converted into 75,423 shares of common stock.

                     ATLANTIS GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1995 AND 1994
                  ------------------------------------------



NOTE 14 - STOCKHOLDERS' EQUITY (CONTINUED)
- ------------------------------------------


     All stock issuances were based on the fair market of the stock at the date the stock was issued or granted.

     The Company adopted a key employee incentive option plan on July 29, 1991 for which the Company reserved 125,000 shares of the Company's common stock.

     In prior years, the Company issued 150,000 shares to certain subsidiaries as a contribution to the capital of such corporation so they could pledge the shares as additional collateral for certain bank loans. During 1994, with the disposition of the properties and related debt, the bank kept the stock as partial payment and the Company recorded the stock at a value of $32,650.

     On April 26, 1993, the Company issued options for services rendered to purchase 5,000 shares at an exercise price of $15 per share. As of December 31, 1995, these options have not been exercised.

     In 1993, the Board of Directors of the Company approved the issuance of 125 shares per month to the members of the Company's advisory board in lieu of payment for services rendered. As of December 31, 1995, the Company has reserved 9,000 shares for the above liability.

     In February 1995, the Company issued 106,667 shares of the $.01 par value common stock of the Company as payment for prior services rendered.

     In 1995, the Company issued 75,000 shares of its common stock to a
     consultant as compensation for services, at a value of   $ .50 per share
     (See NOTE 13).

     On May 15, 1995, the Company issued 1,000 shares of its common stock as a prize to the winner of a drawing. The Company has recorded this issuance at par.

                     ATLANTIS GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1995 AND 1994
                  ------------------------------------------


NOTE 14 - STOCKHOLDERS' EQUITY (CONTINUED)
- ------------------------------------------


     On June 20, 1995, the Company issued 3,000,000 warrants to six companies at no cost with an exercise price of $.50 for the purchase of its common stock in a private placement (See NOTE 17).

     On June 22, 1995, the Company issued 170,000 shares of its common stock for $85,000 in a private placement.

     From July 19, 1995 to October 4, 1995, the Company issued 50,000 shares to a consultant in lieu of compensation in the amount of $25,000.

     On September 26, 1995, the Company issued 1,000,000 shares to capitalize a new subsidiary, Atlantic Capital Corporation. There is no activity to date, and the shares are included in treasury stock.

     On September 27, 1995, the Company issued 1,000,000 shares of its common stock for a value of $524,000 to a new business development company in exchange for 52,400 shares of convertible preferred stock. These shares are included in treasury stock.

     As of September 30, 1995, as part of the termination of the vice president of operations, the Company issued warrants to purchase 250,000 shares at $.50 per share (See NOTE 6).

     In November 1995, the Company issued 519,050 shares of its common stock with a value of $.50 per share pursuant to a private placement under Form S-8 to a consulting firm in exchange for a five year service contract (See
     NOTE 13).

     In accordance with an employment agreement, the Company issued 253,370 shares of its common stock with a value of $122,125.

     On November 9, 1995, the Company issued 3,000,000 warrants with an exercise price of $.50 for the purchase of its common stock in a private placement. Subsequently, these warrants were canceled.

     On November 10, 1995, the Company issued 2,000,000 warrants with an exercise price of $.50 for the purchase of its common stock in a private placement (See NOTE 17).

                     ATLANTIS GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1995 AND 1994
                  ------------------------------------------


NOTE 14 - STOCKHOLDERS' EQUITY (CONTINUED)
- ------------------------------------------

     In January 1996, the Company issued 33,000 shares of its common stock for payment of legal fees valued at $16,500.

     In March 1995, the Company adopted the 1995 stock option plan. The plan calls for a maximum of 500,000 shares to be optioned or sold. In connection with the plan, the Company issued 20,000 shares of the Company's $.01 par value common stock to a related party. The shares were issued as part of the compensation for a consulting agreement to perform services relating to the restructuring of the internal accounting systems of the Company.

     In addition, during 1995, the Company issued to the former chief executive officer of the Company 255,000 shares of the $.01 par value common stock of the Company under the 1995 plan. These shares were issued in connection with the execution of a consulting agreement. 123,000 of the shares relate to a portion of the annual compensation under the consulting agreement, and 112,000 shares are to be considered as incentive compensation to the consultant to enter into the agreement. Total compensation recorded under this consulting agreement was $212,750.

     In March 1995, the Company issued to a former officer and various former employees 33,150 of the $.01 par value common stock of the Company under the 1995 plan as payment for prior services rendered which were accrued as of December 31, 1994 in the amount of $33,150.

     During 1995, the Company issued 50,000 shares to an employee under the 1995 plan for payment of services rendered in the amount of $50,000.

     As of December 31, 1995, there are 141,850 stock options available for issuance under the 1995 stock option plan.

     On March 20, 1995, the Company entered into a warrant agreement to entitle the holders to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $.50 per share. The warrant holders exercised 400,000 shares as of December 31, 1995 for $200,000. The remaining warrants expire six months after the effective date of the Company registering these warrants (See NOTE 17).

     In November 1995, the Company issued 9,914 shares to a company for a 9% interest (See NOTE 4). Agreements for acquisition were cancelled and the shares are included in treasury stock.

                     ATLANTIS GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1995 AND 1994
                  ------------------------------------------


NOTE 14 - STOCKHOLDERS' EQUITY (CONTINUED)
- ------------------------------------------

     In March 1995, the Company entered into a stock redemption option agreement with the Chairman of the Board of the Company who was the owner of 506,740 shares of the Company's common stock. The optionor had received the shares as part of the November 9, 1994 transaction with Rubeck Engineering & Construction, Inc. (See NOTE 2). The option price was $.95 per share for a total of $481,403. As consideration for the option, the Company was obligated to pay $25,000 over a two month period, which was paid. Per the agreement, the option could not be exercised prior to May 26, 1995. After that date, the initial exercise of this redemption agreement would be for 271,198 shares to be paid in kind as follows:

            Cancellation of note receivable and
             miscellaneous other (See NOTE 5)                 $123,112
            Transfer of mining rights                           82,501
            Cash consideration for option                       25,000
            Quitclaim deed with related
             debt - building                                    20,625
            Miscellaneous other                                  6,400
                                                              --------
            TOTAL                                             $257,638
                                                              ========

     120 days following May 26, 1995, if the option was exercised, the optionor would receive an additional $100,000 as the exercise price for 105,263 shares, and monthly exercises in an amount not less than $5,225 for 5,500 shares in any month thereafter. The option was to expire 24 months from the date of grant, and all shares not exercised as of that date would remain the property of the optionor.

     On May 22, 1995, the Company terminated the stock redemption option agreement. The $25,000 redemption option price paid by the Company was converted into a loan.

     On May 22, 1995, the Company entered into an agreement to sell the building and mining rights to the former chairman of the board of the Company for $103,126 evidenced by an 8% interest bearing note due by June 30, 1996. In addition, the outstanding additional loans owed from the former chairman are bearing interest at 8% and are due by June 30, 1996. All loans are being collateralized by 316,740 shares of the Company's common stock owned by the former chairman, and other assets.

                     ATLANTIS GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1995 AND 1994
                  ------------------------------------------


NOTE 14 - STOCKHOLDERS' EQUITY (CONTINUED)
- ------------------------------------------



              STOCK OPTIONS ISSUED BUT UNEXERCED
              -----------------------------------

  NUMBER OF SHARES       EXPIRATION DATE           EXERCISE PRICE
  ----------------       ---------------           --------------
     5,250             June       24, 1997           40.00
     2,500             March      14, 1996           20.00
     2,500             May         1, 1997             .20
     5,000             February   15, 1997           48.88
     5,000             November   24, 1997           21.20
     5,000             November   24, 1996           12.60
     7,500             March      16, 1998           15.05
    30,000             May        15, 1998           15.05
     2,500             May         1, 1997             .20
     1,250             March      14, 1996           10.00
     6,000             Monthly                       10.60
     5,000             October     9, 1996           12.60
   127,500             March      14, 1996        6.20 - 7.50
    11,750             March      27, 1997           53.80
    26,250             September  30, 1996            2.40
    32,500             March 1997 - April 1999    2.50 - 3.00
       700             April      16, 1997             .20
     1,500             April      16, 1996        6.60 - 7.40
     5,000             April      26, 1998           15.00
   -------
   282,700
   =======



NOTE 15 - COMMITMENTS AND CO      NTINGENCIES
- ----------------------------      -----------

     Lease Commitments
     -----------------

     The Company leases office space from a related party and others under leases expiring in 1995 and 1996. Rent expense for the years ended
     December 31, 1995 and 1994 amounted to    $4,700 and $3,150, respectively.
     Future minimum lease payments on these noncancellable leases for 1995 and 1996 are $48,240 and $27,600, respectively.

     Earn Out Agreement
     ------------------

     180,000 shares of common stock to be issued in connection with an earn out agreement signed in prior years expired on December 31, 1994. No shares were exercisable or exercised under this agreement.

     Environmental Liabilities
     -------------------------

     The Company's operations involve the use of environmentally hazardous materials. Improper use and control of them could subject the Company to substantial non-insurable penalties and clean-up costs.

                  ATLANTIS GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF DECEMBER 31, 1995 AND 1994
               ------------------------------------------


NOTE 15 - COMMITMENTS AND CONTINGENCIES
- ---------------------------------------

     Litigation
     ----------

     In 1995, in settlement of a lawsuit between a subsidiary of the Company and its bonding company, the subsidiary has agreed to reclassify to a note payable various amounts due to vendors (which are currently included in accounts payable) which amounts were paid directly by the bonding company. The note is in the principal amount of $795,000 plus interest at 6%. As collateral for this note, a former officer has pledged shares of the Company's common stock with a value of $50,000.

     The Company is a defendant from time to time in claims and lawsuits arising out of the normal course of its business, none of which are expected to have a material adverse effect on the Company's financial condition or results of operations.


NOTE 16 - INCOME TAXES
- ----------------------

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

     As of December 31, 1995, the Company had available, for income tax purposes, net operating loss carryforwards expiring as follows:

                        December 31, 2006          $   587,762
                        December 31, 2007            4,110,869
                        December 31, 2008            3,607,898
                        December 31, 2009            2,800,000
                        December 31, 2010            1,200,000
                                                   -----------
                        TOTAL                      $12,306,529
                                                   ===========


     In connection with the Rubeck transaction (See NOTE 4), the net operating losses will be available to offset against future income at the rate of approximately $540,000 per year, except for $1,200,000 which can be used in any year.

                  ATLANTIS GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF DECEMBER 31, 1995 AND 1994
               ------------------------------------------

NOTE 16 - INCOME TAXES (CONTINUED)
- ----------------------------------

     The (Benefit) Provision for Income Taxes consist of the following:


                                                  1995            1994
                                             -------------     -----------
Current
  Federal                                    $    (31,500)     $    31,500
  State                                           (16,000)          16,000
                                             ------------      -----------
                                             $    (47,500)     $    47,500
                                             ============      ===========
Deferred
  Federal                                    $          -      $         -
  State                                                 -                -
                                             ------------      -----------
   Total                                     $          -      $
                                             ============      ===========

     Deferred income tax provisions, resulting from differences between accounting for financial statement purposes and accounting for tax purposes were as follows:



                                             1995            1994
                                        -------------     -----------
 Net operating losses                   $  4,200,000      $ 3,800,000
 Valuation allowance                      (4,200,000)      (3,800,000)
                                        ------------      -----------
            TAX EFFECTS OF TIMING
             DIFFERENCES                $          -      $         -
                                        ============      ===========



NOTE 17 - REGISTRATION STATEMENT
- --------------------------------

     The Company has filed a Registration Statement Form SB-2 with the Securities and Exchange Commission for the offer and sale of certain shares of common stock issuable upon the exercise of 4,299,000 of the outstanding common stock warrants. The Registration was declared effective on March 14, 1996.

NOTE 18 - SECURITIES AND EXCHANGE COMMISSION PROCEEDINGS
- --------------------------------------------------------

     In a letter dated March 14, 1996, the Securities and Exchange Commission notified the Company and two former officers of its intention to recommend administrative and cease and desist proceedings pursuant to certain sections of the Securities Acts of 1933 and the Securities Exchange Act of 1934. These actions are based on alleged false and misleading financial statements filed between December 31, 1991 and December 31, 1992 and the overstatement of certain assets and certain other matters. Management and counsel for the Company cannot determine the impact, if any, of these proceedings on the Company's financial statements, but believe they will not be material to the Company's consolidated financial statements.

  Exhibits.

Exhibit
Number    Description
- ------    -----------

2.1*      Plan and Agreement of Merger.

2.2*      Certificate of Merger of the Registrant.

2.3*      Certificate of Merger of the Registrant, March 23, 1992.

3.1*      Certificate of Incorporation of the Registrant.

3.2*      By-laws of the Registrant.

3.3*      Amendment to Certificate of Incorporation, February 12, 1992.

3.4*      Certificate of Designation of the Vulcan Series of Preferred Stock.

3.5*      Certificate of Designation of the 1992 Series of Preferred Stock.

3.6*      Amendment to Certificate of Incorporation, dated March 31, 1994.

4.1*      Form of Amended Warrant Agreement.

4.2*      Form of Unit Purchase Option.

10.1* Stock Purchase Agreement between Hemodynamics Incorporated and the former shareholders of the registrant, dated November 25, 1987.

10.2* License Agreement between the Registrant and Hemodynamics Incorporated, dated December 1, 1987.

10.3*     1987 Myo-Tech Stock Option Plan.

10.4* Employment Agreement between Registrant and Eugene Brown, dated November 1, 1988 (filed with Form 8-K, dated 10/26/88).

10.5* Employment Agreement between Registrant and Alan Blackman, dated November 1, 1988 (filed with Form 8-K, dated 10/26/88).

10.6* Plan and Agreement of Reorganization dated as of the Closing Date, June 17, 1991 (filed with Form 8-K, dated June 28, 1991).

10.7* First Amendment to Plan and Agreement of Reorganization dated as of the Closing Date, June 17, 1991 (filed with Form 8-K, dated June 28,
          1991).

10.8* Sub-license Agreement between Myo-Tech Corp. and Robert Norman Industries, Inc. (filed with form 8-K dated June 28, 1991).

10.9* License and Royalty Agreement between Microterra, Inc. and Louisiana State University, dated August 16, 1991.

10.9(a)* Amendment to License and Royalty Agreement between Microterra, Inc. and Louisiana State University, dated July 16, 1992.

10.10* License and Royalty Agreement between Microterra, Inc. and Louisiana State University, dated December 20, 1992.

10.11* Consulting Agreement between the Registrant and Sunrise Financial Group, Inc., dated December 11, 1991.

10.12* Agreement for Assignment of Agreement and Lease between Microterra Bio-Technologies of Madison, Inc. and Valley Steel Products Company, dated December 31, 1991*

10.13* Employment Agreement between Registrant and Richard C. Fox dated March 26, 1991, as amended October 21, 1991.

10.14* Employment Agreement between Registrant and James E. Sidbury dated May 1, 1992.

10.15* Employment Agreement between Registrant and Thomas A. Storey dated May 1, 1992.

10.16* Employment Agreement between Registrant and Richard C. Fox dated May 1, 1992.

10.17* Employment Agreement between Registrant and M. Peter Amaral dated June 17, 1993.

10.18* Employment Agreement between Registrant and Hernan W. Baccani dated January 21, 1995.

10.19* Joint Operating Agreement with Scientific Equipment Systems, LLC dated August 8, 1995.

10.20*    Letter of Intent with Fidelity Holdings, Inc. dated December 21,
          1995.

21.1*     Subsidiaries of the Registrant.

21.2*     Subsidiaries of the Registrant.

23.2** Consent of Weinberg, Pershes & Company, successor to Weinberg & Company, P.A., Certified Public Accountants.

28.1* Copy of General Release of Corporate Guarantees of Bond Indebtedness, dated July 31, 1995.

28.2* Release by Union Planters Bank, Trustee, and Development Authority of Mitchell County (Georgia), dated July 28, 1995.

- -----------
*         Previously filed.
**        Filed herewith.

                                SIGNATURE PAGES

        Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ATLANTIS GROUP, INC.


                                      By /s/ Manuel Iglesias
                                      ----------------------------------
                                      Manuel Iglesias, President



                                      /s/ Lorenzo Palomares
                                      ----------------------------------
                                      Lorenzo Palomares, Chief Financial Officer

Date:   April 14, 1996


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Manuel Iglesias                         Director           April 14, 1996
- -------------------------------
Manuel E. Iglesias


/s/ Lorenzo Palomares                       Director           April 14, 1996
- -------------------------------
Lorenzo Palomares


/s/ Daniel Starczewski                      Director           April 14, 1996
- -------------------------------
Daniel Starczewski


                                            Director           April _____, 1996
- -------------------------------
Vincent Landis

/s/ Carlos Trueba                           Director           April 14, 1996
- -------------------------------
Carlos Trueba