Form 10KSB/A
period 1995-12-31
ATLANTIS GROUP INC
filed 1996-04-26
CIK 830991

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                AMENDMENT NO. 1

                                      TO

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


                  The index to exhibits is located on page 2
================================================================================

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

10.17* Employment Agreement between Registrant and M. Peter Amaral dated June 17, 1993.

10.18* Employment Agreement between Registrant and Hernan W. Baccani dated January 21, 1995.

10.19* Joint Operating Agreement with Scientific Equipment Systems, LLC dated August 8, 1995.

10.20*    Letter of Intent with Fidelity Holdings, Inc. dated December 21,
          1995.

21.1*     Subsidiaries of the Registrant.

21.2*     Subsidiaries of the Registrant.

23.2* Consent of Weinberg, Pershes & Company, successor to Weinberg & Company, P.A., Certified Public Accountants.

27**      Financial Data Schedule

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

Date:   April 26, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Manuel Iglesias                         Director           April 26, 1996
- -------------------------------
Manuel E. Iglesias


/s/ Lorenzo Palomares                       Director           April 26, 1996
- -------------------------------
Lorenzo Palomares


/s/ Daniel Starczewski                      Director           April 26, 1996
- -------------------------------
Daniel Starczewski


                                            Director           April _____, 1996
- -------------------------------
Vincent Landis


/s/ Carlos Trueba                           Director           April 26, 1996
- -------------------------------
Carlos Trueba