Form 10QSB/A
period 1995-03-31
ATLANTIS GROUP INC
filed 1996-05-14
CIK 830991

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.   20549
                            FORM 10-QSB
                           AMENDMENT #1
(Mark One)
[XX]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995 or

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                 to


Commission File Number: 0-17057
                         MICROTERRA, INC.
 (Exact name of small business issuer as specified in its charter)

             Delaware                             65-0250676
  (State or other jurisdiction                    (IRS Employer
of incorporation or organization)               Identification No.)

                      4275 Aurora St, Suite F
                   Coral Gables, Florida   33146
             (Address of principal executive offices)

                          (305) 443-2588
                     Issuer's telephone number

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

               APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the registrant's common stock outstanding as of May 12, 1995 was 5,257,897.

                   PART I--FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                         MICROTERRA, INC.
                    CONSOLIDATED BALANCE SHEETS

                            ASSETS


                             March 31,            December 31,
                             1995                 1994
CURRENT ASSETS:
  Cash                  $     68,066        $     164,782
  Accounts Receivable-net    613,970              368,703
  Inventories                739,429              739,429
  Due from related entity     26,169              318,000
  Prepaid Expenses           294,747
  Loans receivable
    -related parties           125,445            153,241
  Total Current Assets       1,867,826            1,744,155




PROP., PLANT & EQUIP-NET          1,063,879             1,168,439

OTHER ASSETS:
  Investment in mining rts    82,501                82,501
  Licenses-net                    1,132,233              1,152,824
  Non compete-net            150,000
  Stock Redemption Option     15,400
  Deposits & other assets     39,227                39,227

  Total Other Assets         1,419,361             1,274,552

TOTAL ASSETS              $  4,351,066      $      4,187,146
                             =======                =======

           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE FINANCIAL STATEMENTS

                         MICROTERRA, INC.
                    CONSOLIDATED BALANCE SHEETS
               LIABILITIES AND STOCKHOLDERS' EQUITY

                              March 31,           December 31,
                                    1995             1994
CURRENT LIABILITIES:
  Current Portion-LTD   $     68,456        $      69,813
  Note Payable                     70,609              70,609
  Account Payable            1,786,888               1,658,987
  Accrued Expenses           125,616              127,613
  Advances on contracts      1,117,503            1,117,503
  Income taxes payable        47,500               47,500
  Dividends payable                     0               9,450
  Total Current Liab         3,216,572            3,101,475

OTHER LIABILITIES:
   Notes Payable, LT Portion       0                1,699
  Total Other Liabilities          0                  1,699
  TOTAL LIABILITIES               3,216,572             3,103,174

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.01
  par value with liquidation preference
  values of $10 and $15 per share
  10,000,000 shares authorized;
  210,533 and 213,533 shares issued
  & outstanding respectively  2,105                2,135
  Common stock, $.01 par value,
  80,000,000 shares authorized;
  5,457,897 and 4,817,657 shares
    issued and outstanding   54,578               48,176
  Additional PIC             445,192              25,300
  Additional PIC-PFD         1,046,808         1,049,778
  Retained (Deficit)          (414,189)          (41,417)
  Total Stockholder's
     Equity                  1,134,494         1,083,972
TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY      $ 4,351,066      $  4,187,146
                             =========          =========

           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE FINANCIAL STATEMENTS

                         MICROTERRA, INC.
               CONSOLIDATED STATEMENT OF OPERATIONS


                           Three Mos Ended  Three Mos Ended
                           March 31, 1995   March 31, 1994
INCOME                       $   661,956    $  444,179

COST OF SALES(excluding             546,089          267,694
depreciation and amortization)
GROSS PROFIT                   115,867         176,485

EXPENSES:
  Amortization & Depreciation        175,151           1,302
  Other General & Admin         309,410          6,284
  Total General & Admin         484,561          7,586

(LOSS) INCOME
     FROM OPERATIONS         $ (368,694)            $   168,899

OTHER (EXPENSES) INCOME
  Interest Expense                ( 4,078)      ( 2,272)

NET (LOSS) INCOME
    BEFORE TAXES             $ (372,772)           $    166,627

INCOME TAXES                           0        (57,690)


NET (LOSS) INCOME             $   (372,772)     108,937
                                   =======      ========
NET (LOSS) INCOME
    PER SHARE                $    (0.08)             $   0.04
                                  =====          =====
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING              4,965,734       2,830,000
                                 =======         =======

           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE FINANCIAL STATEMENTS

                         MICROTERRA, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS

                               Three Months  Three Months
                               Ended         Ended
                               March 31, 1995        March 31, 1994
Cash Flows from
     Operating Activities
Net Income (Loss)             $   ( 372,772) $    108,937
Adjustments to reconcile net
      (loss) to net cash
      used in operating activities
  Non-Cash Items:
    Amortization and Depr           175,151       1,302
    Stock issued for services        41,667
  Changes in assets (increase) decrease:
     Accounts receivable           (245,267)       214,119
     Prepaid expenses                 6,586
     Inventories
     Loans receivable-
          related party              27,796      (226,870)
     Due from related parties      ( 26,169)
     Redemption Option             ( 15,400)
  Changes in liabilities increase
      (decrease):
     Accounts payable and
          accrued expense           214,748         5,811
Net cash used in
     operating activities          (193,660)      103,299

Cash Flows from
     Investing Activities:               0              0

Cash Flows from Financing Activities:
     Payments on Borrowing       (    3,056)      (  74)
     Stock subscription             100,000
Net cash provided by
     Financing Activities            96,944       (  74)

Net Increase (Decrease)
     in Cash                      (  96,716)       103,225
Cash at beginning of period         164,782        (34,809)
Cash at end of period                68,066       68,416
                                    =======       ======

Note: Total Interest Paid for the quarter $1,983


            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE FINANCIAL STATEMENTS

                          MICROTERRA, INC
               CONSOLIDATED STATEMENT OF CASH FLOWS



SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

During the first quarter of 1995, the Company issued 106,667 common shares with a value of $55,694 as payment for accounts payable; 33,150 common shares with a value of $33,150 as payment on accrued expenses; and 200,000 common stock with a value of $176,500 toward long term employment contracts and 25,000 common shares worth $25,000 for a field consultant's bonus. The Company also issued 75,423 common shares for the conversion of the "1992 Series" Preferred Stock and its accrued dividends.

                         MICROTERRA, INC..
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1995

Note 1.   BASIS OF REPRESENTATION

     On November 1, 1994, the Company acquired Rubeck Engineering and Construction, Inc. in a transaction qualifying as a tax-free reorganization and treated as a reverse acquisition. As such, Rubeck Engineering and Construction, Inc. is treated as the acquiror for accounting purposes. Therefore, the operating results shown for the comparative 1994 period are those of Rubeck Engineering and not those of the Microterra, Inc.

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

Note 2.   EARNINGS (LOSS) PER SHARE

     Per share information is computed based upon the weighted average number of shares outstanding during the period. In the first quarter of 1994, Rubeck Engineering and Construction, Inc. was a privately held corporation with 1,960 common shares outstanding. In order to make the earnings per share calculation comparable, the amount of common shares issued to Rubeck Engineering and Construction, Inc. in November 1994 in the stock for stock exchange was used. The Company issued 2,830,000 (post split) shares of its common stock for the 100% of the outstanding stock in Rubeck Engineering and Construction, Inc.

Note 3. DEFAULT OF MITCHELL POLE COMPANY, INC.

     On August 12, 1994, the Company sold its Mitchell Pole
Company, Inc. subsidiary.

     On March 22, 1995, the Company was notified that the principal and interest payments due on the bonds was not paid by the purchaser of Mitchell Pole Company, Inc. and the trustee demanded payment from the Company. On April 3, 1995, when the Company did not make the demanded payment, the Company was notified that the bonds were in default. The purchaser has agreed to indemnify the Company with respect to any guarantees of the Company related to any outstanding revenue bonds issued by the Development Authority of Mitchell County on behalf of Mitchell Pole Compay, Inc. The purchaser through a related company is in the process of restructuring the debt by issuing new bonds and retiring the old bonds, thereby eliminating the default and the Company's guarantees. If this new bond issue does not come to fruition or the purchaser does not cure the default, the Company could be liable for the outstanding bond liability in the principal amount of $4,240,000 plus accrued interest.
     On April 19, 1995 signed a note in settlement of claims filed with Amwest Surety Insurance Company in the principal sum of $794,876.95 which is to be adjusted up or down to the amount actually paid out for claims and bearing interest at the rate of 6%. The note was to mature on October 19,1995, unless a Registration Statement filed by the Company was effective, in which case an automatic 90 day extension is to be granted.
If no Registration Statement is effective on October 19, 1995, then the note is to be paid in three monthly installments.

ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION (AMENDED)

BUSINESS OPERATIONS:

     On November 9, 1994, the Company acquired Rubeck Engineering and Construction, Inc., a privately-held company based in Los Angeles, in a stock-for-stock exchange. The shareholders of Rubeck received more than 50% of the issued and outstanding stock following the acquisition; the acquisition was a "reverse acquisition". In order to accomplish the acquisition, a reverse stock split was required; a 20-1 reverse split was done.
     Rubeck is a California corporation, organized on March 18, 1991 with principal offices located at 206 South Detroit Street, Los Angeles, California 90036-3034. Its main telephone number at that address is (213) 931-1695. Rubeck is engaged in the installation of fueling stations, including:
     1. Retrofitting of existing fueling stations with EPA-required upgrades;
     2. Construction of new, environmentally sound, underground and aboveground fuel storage systems;
     3. Decommissioning of old fuel tanks; and
     4. Remediation (bio-remediation) of hazardous materials from groundwater and soil.

Rubeck's contracts are almost entirely with the governmental sector, such as the Department of the Interior, the National Park
Service and the Department of Defense (Air Force, Army and Navy).



LIQUIDITY AND CAPITAL RESOURCES:

     At the time of the acquisition of Rubeck by the Company, the Company had sold its operating subsidiary (Mitchell Pole Company, Inc.), disposed of the site intended for the wood treatment facility in Fitzgerald, Georgia, had entered into a sale-leaseback transaction with respect to the Madison Parish Port bio-recycling plant site, and completely depleted its cash, while having liabilities of approximately $1,010,300. Rubeck anticipated the availability of excess cash from its work-in-process to carry the post-reorganization corporate structure overhead long enough to raise capital to pay off pre-existing liabilities, increase working capital and expand bonding capacity to create growth. However, subsequent to the Company's acquisition of Rubeck, several problems emerged, some of which were anticipated.

     First, the re-emergence of market interest and support for Microterra did not immediately develop. Initial efforts for a private placement of common stock to obtain proceeds for the repayment of the pre-reorganization liabilities of Microterra, Inc. were unsuccessful. As a result, the ability to repay was limited to the cash flow of Rubeck.

     Second, an unresolved dispute by Rubeck with Amwest Surety Insurance Company and the Department of the Interior on the basis for calculation for the volume of soil removed for remediation at Yosemite created a disruption of cash flow on that job which carried over to a second job.

     Third, Rubeck's major job at the end of 1994 was in a northern area of the country where a seasonal closure from November to May is required by the U.S. Air Force. The seasonal closure interrupted the job with a limited amount of work to be completed under a contract where recovery of overhead and profit components is "backloaded" at the end of the contract.

     Fourth, the bonding companies denied additional bonding availability to Rubeck pending receipt of audited consolidated financial statements reflecting the acquisition of Rubeck by the Company and a capital infusion to pay off pre-existing debt. This, in turn, adversely impacted Rubeck's ability to bid for new work.

     To overcome the loss of work due to the unavailability of bonding, pending the issuance of the audited consolidated financial statements and infusion of capital, Management:

          1. Coast Engineering and Construction Corporation and Mr. and Mrs Antico provided the bonding companies with indemnities and pledges as guarantors.
                    2.  Utilized the bonding capacity of Coast
          Engineering
          and Construction Corporation to bid for jobs which would permit subcontracting of work or assignment of the contracts to Rubeck; and
                    3. Entered into a Joint Operating Agreement with HWB
          Construction to cooperate on its large workload.

This resulted in Rubeck and the Joint Operating Agreement starting jobs steadily since February:

          February:      Rubeck - 2 jobs, HWB - 1 job
          March:         Rubeck - 2 jobs, HWB - 2 jobs
          April:         Rubeck - 0 jobs, HWB - 3 jobs
          May:           Rubeck - 2 jobs, HWB - 1 job

However, this strategy did not wholly solve the problem, short term. Certain Coast jobs involve the withholding of a 10% retention from job progress payments. Federal contracts utilize a "Schedule of Values" for determination of progress payments which "backload" the overhead and profit recovery to the end of the contract, the average contract length being 5 months. Furthermore, in performing such contracts, the contractor bills at the end of each 30 days for the work performed during those thirty days and the delay in payment is 15 to 30 days. This means that a contractor must carry the job for 45 to 60 days, as well as waiting for recovery of overhead and profit. While management's strategy has continued the work flow, it has resulted in severely straining the available cash flow. Management anticipates that as the jobs mature, they will produce sufficient cash flow to cover not only the job costs, but all G&A as well. While the Management strategy provides jobs which are expected to maintain the Company's current overhead through 1995, cash flow is initially strained and there will be no immediate excess cash flow with which to deal with pre-existing liabilities, especially those of Microterra.

     In conjunction with the year-end audit of the Company's financial statements, the 1992, 1993 and 1994 financial statements of Rubeck were re-audited by the Company's auditors. This, together with the new management's unfamiliarity with events prior to November, 1994 contributed to a delay in the completion and release of the audit. In turn, this delayed the filing of Form 10-K and the issuance of financial statements to bonding companies, potential investors, etc. Management is now providing financial statements to the interested parties and is proceeding with negotiations with bonding companies and potential investors, brokers and underwriters. Management is diligently pursuing a number of financing negotiations for both current private placements of equity and convertible debt securities as well as for a later public financing with an interim bridge loan to improve the balance sheet by reducing those liabilities. At present, the Company is engaged in a number of such financing negotiations.

     In March 1995, the Company was notified that the Mitchell Pole Company, Inc, which it had sold in August 1994, had not made payment on its bond obligations and demand was made upon the Company. The Company was informed by the current owners of Mitchell Pole Company, Inc. that the default was being deliberatly induced so that they could restructure the debt of Mitchell Pole with a new bond issue. On April 3, 1995, when the Company did not make the demanded payments, the Company was notified that the bond issues were in default. The Company has been closely monitoring the situation and management has been informed that the new bond issue should close within weeks. The Company was indemnified by the purchasers of Mitchell Pole Company, Inc. with respect to the Company's guarantees of the bond issues and if the new bond issue does not come to fruition, management intends to pursue all legal options available.

     In summary, events since the Company's acquisition of Rubeck have strained Rubeck's cash. During the first quarter, Management has focused its attention on, and directed all available cash to, the fuel storage system jobs of Rubeck (primarily obtained by assignment or subcontract from Coast) and, secondarily, HWB Construction in the expectation that as the jobs mature they will not only replace the cash committed to them, but also generate cash flow available for the reduction of the non-job liabilities, including those of the Company which existed as of the date of the Rubeck acquisition. While this strategy has been adequate, the Company is limiting the starting of new jobs and restricting on-going jobs (which lengthens job completion times and lessens the overall profit) while recognizing that the jobs will not generate sufficient liquidity to pay the prior liabilities. Accordingly, the Company is seeking additional, external capital.

RESULTS OF OPERATIONS


     Rubeck realized gross revenues of $661,956 and $444,179 for the three months ended March 31, 1995 and 1994 respectively. This represents a 49% increase of revenues over the same quarter in 1994. However, the Cost of Sales was 82.5% for the 1995 period and 60.3% for the 1994 period. This increase of 22.2% in cost of sales was mostly caused by the liquidity strain discussed earlier. Strained cash flow cripples the ability of Rubeck to complete its jobs in the most cost efficient manner possible. Similarly, Rubeck realized net profits before taxes of $166,627 for the first quarter of 1994 while sustaining net losses of $(372,772) in the first quarter of 1995. Most of this is due to the parent company and subsidiaries other than Rubeck having no current operations, but incurring costs for overhead, including accounting, legal, royalties, public company expenses, and quarterly amortization of the High Temperature Fluid Wall Reactor of $102,762 and the bio-recycling license of $20,588. These additional expenses resulted in a huge increase of over 6,287 % increase in the amount of G&A and other expenses in the 1st quarter 1995 over the 1st quarter 1994. Management needs the ability to bond additional jobs and the liquidity to efficiently complete existing jobs in order to create the cash flow necessary to cover the increased corporate overhead expenses.

                    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     NONE

Item 2.  Changes in Securities

     NONE

Item 3.  Defaults Upon Senior Securities

     NONE

Item 4.  Submission of Matters to a Vote of the Security Holders

     NONE

Item 5.  Other Information

     NONE

Item 6.  Exhibits and Reports on Form 8-K

     NONE

                            SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ATLANTIS GROUP, INC.
                         (formerly known as Microterra, Inc.)

Date: April 29, 1996     Manuel E. Iglesias
                         Manuel E. Iglesias, President/CEO


Date: April 29, 1996     Lorenzo Palomares
                         Lorenzo Palomares, CFO