Form 10QSB/A
period 1995-06-30
ATLANTIS GROUP INC
filed 1996-05-14
CIK 830991

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.   20549
                            FORM 10-QSB
                           AMENDMENT #1
(Mark One)
[XX]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995 or

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

               APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the registrant's common stock outstanding as of July 28, 1995 was 5,780,965.

                   PART I--FINANCIAL INFORMATION


ITEM 1. - FINANCIAL STATEMENTS

                         MICROTERRA, INC.
                    CONSOLIDATED BALANCE SHEETS

                            ASSETS


                               June 30,      December 31,
                                 1995           1994
CURRENT ASSETS:
  Cash                        $  66,266      $  164,782
  Accounts Receivable-net       963,750         368,703
  Inventories                   739,429         739,429
  Due from related entity        53,370         318,000
  Prepaid Expenses              230,255
  Loans receivable-
     related parties            174,595         153,241
  Total Current Assets        2,227,665       1,744,155




PROP, PLANT & EQUIPMENT-NET     989,959       1,168,439

OTHER ASSETS:
  Investment in mining rights    82,501          82,501
  Licenses-net                1,111,645       1,152,824
  Non compete-net               100,000
  Deposits & other assets        43,101          39,227
  Total Other Assets          1,337,247       1,274,552

TOTAL ASSETS                   $4,554,871    $4,187,146
                              =========       =========

           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE FINANCIAL STATEMENTS

                         MICROTERRA, INC.
                    CONSOLIDATED BALANCE SHEETS
               LIABILITIES AND STOCKHOLDERS' EQUITY

                               June 30,      December 31,
                                 1995           1994
CURRENT LIABILITIES:
  Current Portion-LTD         $   68,392     $  69,813
  Current Portion-
     Capital Lease                 7,175             0
  Notes Payable                  832,991        70,609
  Accounts Payable             1,356,708     1,658,987
  Accrued Expenses                72,678       127,613
  Advances on contracts        1,117,503     1,117,503
  Income taxes payable            43,311        47,500
  Dividends payable                    0         9,450
  Total Current Liabilities    3,498,758     3,101,475
OTHER LIABILITIES:
  Obligations under
     Capital Leases               27,510             0
  Notes Payable,
     Long Term Portion                 0         1,699
  Total Other Liabilities         27,510         1,699
  TOTAL LIABILITIES              3,526,268   3,103,174

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.01 par
  value with liquidation preference values
  of $10 and $15 per share
  10,000,000 shares authorized
  198,944 and 213,533 shares issued
  & outstanding respectively       1,989         2,135
  Common stock, $.01 par value,
  80,000,000 shares authorized;
  5,755,965 and 4,817,657 shares
     issued and outstanding       57,559        48,176
  Additional paid-in capital     766,364        25,300
  Add. paid-in capital-pref.     889,281     1,049,778
  Retained Earnings (Deficit)  ( 686,590)      (41,417)
  Total Stockholders' Equity   1,028,603     1,083,972

TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY          $ 4,554,871   $ 4,187,146
                                 ======         ======
</TABLE?
           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE FINANCIAL STATEMENTS


                         MICROTERRA, INC.
               CONSOLIDATED STATEMENT OF OPERATIONS

                          Three Mos Ended    Three Mos Ended
                         June 30, 1995       June 30, 1994
INCOME
  CONSTRUCTION REVENUE     $     838,437     $     191,765
  JOINT OPERATE REVENUE          641,728              0
  TOTAL INCOME                 1,480,165           191,765

COST OF SALES(excluding depreciation
and amortization)
  CONSTRUCTION COST OF SALES   659,985             170,345
  Jt OPERATE COST OF SALES     532,634                0
  TOTAL COST OF SALES          1,192,619           170,345

GROSS PROFIT                     287,546            21,420

EXPENSES:
  AMORTIZATION & DEPN            180,678          1,302
  JOINT OPERATION EXPENSE      109,094                0
  OTHER GEN & ADMIN            265,322              14,544
  TOTAL GEN & ADMIN            555,094              15,846

(LOSS) FROM OPERATIONS     $    (267,548)     $      5,574

OTHER (EXPENSES) INCOME
  INTEREST EXPENSE              (4,853)             (1,195)

NET (LOSS)INCOME
     BEFORE TAXES             (272,401)           4,379
INCOME TAXES                         0              (1,954)

NET (LOSS) INCOME          $  (272,401)      $    2,425
                              ======                 =====
(LOSS) INCOME PER
     COMMON SHARE          $    (0.05)       $       .001
                              ======              =====

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING            5,514,629           2,830,000
                              =======             =======

           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE FINANCIAL STATEMENTS


                         MICROTERRA, INC.
               CONSOLIDATED STATEMENT OF OPERATIONS

                            Six Mos Ended         Six Mos Ended
                            June 30, 1995         June 30, 1994
INCOME
  CONSTRUCTION REVENUE     $   1,500,393          $635,944
  JT OPERATING REVENUE           959,389                 0
  TOTAL INCOME                 2,459,782           635,944

COST OF SALES(excluding depreciation
and amortization)
  CONSTRUCTION COST OF SALES  1,206,074            438,039
  JOINT OPERATE COST OF SALEs   789,504                  0
  TOTAL COST OF SALES         1,995,578            438,039

GROSS PROFIT                      464,204          197,905

EXPENSES:
  AMORTIZATION & DEPN           355,829              2,604
  JOINT OPERATING EXPENSE       169,885
  OTHER GEN & ADMIN             574,732             20,828
  TOTAL GEN & ADMIN           1,100,446                23,432

(LOSS) INCOME FROM
     OPERATIONS            $   (  636,242)        $174,473
OTHER (EXPENSES) INCOME
  INTEREST EXPENSE              ( 8,931)          (  3,467)

NET (LOSS)INCOME
      BEFORE TAXES            ( 645,173)           171,006

INCOME TAXES                         0             (59,644)

NET (LOSS)                 $  (645,173)           $111,362
                               =========          =======
(LOSS) INCOME PER
     COMMON SHARE          $  (   0.12)           $ 0.039
                               =========          =======
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING            5,241,740            2,830,000
                              =========            =========

           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE FINANCIAL STATEMENTS

                         MICROTERRA, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS

                               Six Months    Six Months
                               Ended         Ended
                               June 30, 1995 June 30, 1994
        Cash Flows from Operating Activities
Net Income (Loss)              $(   645,173) $     111,362
Adjustments to reconcile net (loss)
 to net cash used in operating activities:
    Amortization and Depr.          355,829       2,604
    Stock issued for
     services rendered              177,343
    Changes in assets (increase) decrease:
     Accounts receivable          ( 595,047)       49,313
     Prepaid expenses                16,912
     Inventories                          0
     Loans receivable
          -related party          (  21,354)               7,343
     Due from related parties     (  53,370)
    Changes in liabilities increase (decrease):
     Accounts payable and
          accrued expenses        ( 272,553)     (190,723)
     Reclass from accounts payable
      to note payable               777,381
Net cash used in operating
     activities                  (  260,032)     ( 20,101)
Cash Flows from Investing Activities:
     Purchase of fixed assets   (    36,173)
     Investment in mining rights                 ( 11,243)
     Increase in deposits       (     3,874)     (    800)
Net cash used in investing
     activities                 (    40,047)     ( 12,043)
Cash Flows from Financing Activities:
     Proceeds from Long Term
          Borrowing                  35,878
     Payments on Long Term
          Borrowing                ( 18,119)     (    112)
     Payments on Capital
          Lease Obligations        (  1,196)
     Proceeds on Stock
      Subscriptions                 185,000       147,082
Net cash used by Financing
     Activities                     201,563       146,970

Net Increase (Decrease)
     in Cash                       ( 98,516)      114,826
Cash at beginning of period         164,782      ( 34,809)
Cash at end of period             $  66,266  $     80,017
                                     ======       =======

Note: Total Interest Paid for the quarter $2,791


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

During the second quarter of 1995, the Company issued 75,000 common shares with a value of $56,250 for current services rendered; 50,000 common shares worth $25,250 to field consultants as bonuses and issued 2,317 common shares for the conversion of the "Vulcan Series" of Preferred Stock. 1,000 restricted common shares were issued to a lottery winner.

                         MICROTERRA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1995


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


Note 3.        TERMINATION OF GUARANTEED LIABILITIES

     The default in the first quarter of 1995 by the Company's former subsidiary, Mitchell Pole Company, Inc. which was sold on August 12 1994, and the subsequent demand by the bond trustee for Atlantis to perform under its corporate guarantees, were terminated on July 28, 1995. On that date, a new issue of Industrial Revenue Bonds was closed and the proceeds used to defease (pay off) the prior defaulted bond issues. Accordingly, the Company's guarantee obligations were terminated.

Note 4.        NOTE PAYABLE-AMWEST

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


     First, the re-emergence of market interest and support for Atlantis did not immediately develop. Initial efforts for a private placement of common stock to obtain proceeds for the payment of the pre-reorganization liabilities of Atlantis, Inc. were unsuccessful. As a result, the ability to repay was limited to the cash flow of Rubeck and it adversely affected Rubeck's working capital.

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

     To overcome the loss of work due to the unavailability of bonding, pending the issuance of the audited consolidated financial statements and infusion of capital, Management:
          1. Induced Coast Engineering and Construction Corporation (a related entity) and Mr. and Mrs Antico to provide the bonding companies with indemnities and pledges as guarantors.
          2. Utilized Coast Engineering and Construction Corporation to subcontract work to Rubeck or assign contracts to Rubeck; and
          3. Entered into a Joint Operating Agreement with HWB Construction (which became a related entity) to cooperate on its workload.
This resulted in Rubeck and the Joint Operating Agreement starting jobs steadily since February:

          February:      Rubeck - 2 jobs, HWB - 1 job
          March:         Rubeck - 2 jobs, HWB - 2 jobs
          April:         Rubeck - 0 jobs, HWB - 3 jobs
          May:           Rubeck - 2 jobs, HWB - 1 job
          June:          Rubeck - 1 job,  HWB - 0 jobs
          July:          Rubeck - 1 job,  HWB - 1 job

However, this strategy did not wholly solve the problem, short term. Certain Coast jobs involve the withholding of a 10% retention from job progress payments. Federal contracts utilize a "Schedule of Values" for determination of progress payments which "backload" the overhead and profit recovery to the end of the contract, the average contract length being 5 - 6 months. Furthermore, in performing such contracts, the contractor bills at the end of each 30 days for the work performed during those thirty days and the delay in payment is 15 to 30 days. This means that a contractor must carry the job for 45 to 60 days, as well as waiting for recovery of overhead and profit. While management's strategy has continued the work flow, it has resulted in severely straining the available cash flow and causing payables to accumulate. Management anticipates that with sufficient working capital and bonding, contracting work can be obtained to produce sufficient cash flow to cover not only the job costs and construction overhead, but all G&A as well. Although Management expected this strategy to provide jobs to maintain the Company's current overhead, cash flow was strained and there was no immediate excess cash flow with which to deal with pre-existing liabilities, especially those of Atlantis. Additionally, contracting work profit margins suffered from the shortage of working capital by (i) causing some of the lowest priced suppliers to stop delivering goods to Rubeck's job sites and forcing Rubeck to purchase supplies at less than favorable terms and (ii) extending construction schedules, as Management was unable to staff construction sites with sufficient manpower to complete the jobs in the least, and therefore most profitable, time, and (iii) extending construction schedules and thereby increasing project overheads, and (iv) extending construction schedules and delaying completion, thereby increasing the G&A costs allocated to each project. In addition, it appears that HWB Construction may have existing liabilities which exceed the profits obtainable from existing jobs, although HWB has been orally notified that the U.S. Army Corps of Engineers will renew HWB's contracts for the 1995-1996 fiscal year.

     In conjunction with the year-end audit of the Company's financial statements, the 1992, 1993 and 1994 financial statements of Rubeck were re-audited by the Company's auditors. This, together with the new management's unfamiliarity with events prior to November, 1994 contributed to a delay in the completion and release of the audit. In turn, this delayed the filing of Form 10-K and the issuance of the Form 10-K and financial statements to bonding companies, potential investors, etc. Management is now providing the Form 10-K and financial statements to the interested parties and is proceeding with negotiations with bonding companies and potential investors, brokers and underwriters. Management is diligently pursuing a number of financing negotiations for both current private placements of equity and convertible debt securities as well as for a later public financing with an interim bridge loan to improve the balance sheet by reducing those liabilities. At present, the Company is engaged in a number of such financing negotiations.

     In summary, events since the Company's acquisition of Rubeck have severely strained Rubeck's cash. During the first six months of 1995, Management has focused its attention on, and directed all available cash to, the fuel storage system jobs of Rubeck (primarily obtained by assignment or subcontract from Coast) and, secondarily, HWB Construction, in the expectation that as the jobs matured they would not only replace the cash committed to them, but also generate cash flow available for the reduction of the non-job liabilities. While this strategy has been adequate for job performance, the Company is limiting the starting of new jobs and restricting on-going jobs (which lengthens job completion times and lessens the overall profit) while recognizing that the jobs will not generate sufficient liquidity to pay for current G&A and the prior liabilities. Accordingly, the Company is seeking additional, external capital.

RESULTS OF OPERATIONS


     Rubeck realized gross revenues of $838,437 and $191,765 for the three months ended June 30, 1995 and 1994 and $1,500,393 and $635,944 for the six months ended June 30, 1995 and 1994 respectively. This represents a 337% increase of revenues over the same quarter in 1994 and a 136% increase of revenue over the year to date figures for 1995 over 1994. However, the Cost of Sales was
80.4% for the 1995 year to date period and 68.9% for the 1994 year to date period. This increase of 11.5% in year to date cost of sales was mostly caused by the liquidity strain discussed earlier. Strained cash flow cripples the ability of Rubeck to complete its jobs in the most cost efficient manner possible. Similarly, the Company realized net profits before taxes of $4,379 for the second quarter of 1994 while sustaining net losses of $(272,401) in the second quarter of 1995. In the first six months of 1994, the Company realized $171,006 in net profits before taxes, but in the first six months of 1995, the Company sustained $(645,173) of losses. Rubeck, by itself, realized net profits in the six months ended June 30, 1995 of $39,488, therefore, all of this year to date loss is due to the parent company and subsidiaries other than Rubeck having no current operations, but incurring costs for overhead, including accounting, legal, royalties, public company expenses, and quarterly amortization of the High Temperature Fluid Wall Reactor of $102,762 and the bio-recycling license of $20,588. These additional expenses resulted in a huge increase of over 2,714 % increase in the amount of G&A in the 2nd quarter 1995 over the 2nd quarter 1994 and 3,871% increase in the year to date G&A over the same period in 1994. ( This does not include the joint operating expense G&A in 1995). The effect of the HWB joint operations on the profitability of the Company was nil as the first $400,000 of profits earned by the joint operations will be retained by HWB and be charged as a cost to the joint operations. The second quarter produced net profits of $79,376, which has been charged off as an expense of the joint operating consortium. Management acknowledges the Company needs the ability to bond additional jobs and the liquidity to efficiently complete existing jobs in order to create the cash flow necessary to cover the increased corporate overhead expenses.


     Management had anticipated the beginning of profits in the second quarter from the jobs commenced in the first quarter, but due to the extension of construction completion times not only are the jobs incomplete, but the costs have exceeded expectations for the reasons discussed above. Accordingly, profits are lower than anticipated. The jobs have begun to be completed in the third quarter but the anticipated profitability is expected to be lower. Also, as jobs are completed, it is essential that new jobs be started in order to carry corporate overhead and preserve highly specialized construction crews. Although it appears that the U.S. Army Corps of Engineers will renew HWB's contracts for fiscal year 1995-1996, there is no assurance of the level of Delivery Orders which will issued under the contract. In the event of a shortfall, it will be incumbent on Rubeck to secure the jobs to fill the void.
In turn, this will require bonding capacity which Rubeck, as yet, does not have. Accordingly, a major emphasis for Rubeck is the obtaining of sufficient working capital and bonding capacity to permit it to continue to perform environmental contracting work at a level consistent with its current level. At the same time, another major emphasis is the securing of working capital so that jobs can be completed in the shortest possible time, using the lowest cost suppliers.

BUSINESS PLAN REASSESSMENT

     Management has been reassessing the Atlantis business plan, in light of the status of the Company since the November, 1994 acquisition of Rubeck Engineering and Construction, Inc. At the time of the acquisition, the Company had disposed of both its "white wood" manufacturing subsidiary in Camilla, Georgia and the acreage in Fitzgerald, Georgia intended for the wooden pole chemical treatment plant. As a result, the Company was essentially focused on (1) the bio-recycling process and the so-called "barrier product" and (2) the Vulcan High Temperature Fluid Wall Reactor. Since Rubeck's acquisition by the Company, Management has emphasized the Rubeck operations, while exploring the continuation of the existing business plan. While final decisions will likely not be made until the end of the year, certain interim, working decisions have been made:
     1. Rubeck. Primary emphasis will continue to be placed on Rubeck. Its entire gross revenues for 1994 (pre- and post-acquisition) were $1,714,536. By contrast, its gross revenues for the first six months of 1995 are $2,459,782 (Rubeck revenues of $1,500,393 and HWB joint operating revenues of $959,389). This growth has strained the Company's cash flow, due to the requirements for funding jobs during the first 45 to 60 days, prior to the receipt of the first billings, and due to the requirements for carrying the overhead and profit for jobs to the final payment.
In addition, the increase in gross contracts has utilized all available bonding. Given Atlantis's prior history of losses and Rubeck's stretching out of cash flow (resulting in claims against the bonding companies), Rubeck is experiencing difficulty in securing additional bonding to bid new jobs and continue its growth. Coast Engineering and Construction Corporation's ("Coast") bonding has also been affected in part because of guarantees made by Coast on behalf of Rubeck. Accordingly, additional financing is being sought, but it will be primarily used for Rubeck and not for the original Atlantis business plan. At the same time, the Company is evaluating its relationships with Coast and HWB Construction. Both companies are minority contractors which have received set aside contracts under affirmative action programs. However, the State of California (by a Governor's Executive Order) has recently terminated or curtailed such affirmative action programs. At the same time, the U.S. Congress is discussing curtailment or termination of such programs and a recent U.S. Supreme Court decision appears to affect the continuation of such programs. Management is reviewing:
     (a) the likelihood of Coast continuing to secure jobs, assignable to, or which can be sub-contracted to, Rubeck depending upon the continuation of affirmative action programs and the ability of Coast to obtain bonding while Rubeck cannot; and

     (b) the renewal of HWB's U.S. Army Corps of Engineers contracts for the 1995-1996 federal fiscal year and the level of probable Delivery Orders, as well as the financial ability of HWB to obtain bonding and perform its contracts.

     A major concern with respect to the Coast relationship is whether the assigned jobs and sub-contracted jobs are sufficiently profitable to provide a return to the Company commensurate with its payment to Coast for the Covenant not to Compete and its cross-guarantees of Coast's bonding. At the same time, although the future status of affirmative action programs is uncertain, at present there appear still to be substantial "set aside" projects for minority contractors.

     A major concern with respect to the HWB contracts is whether the projected profits are sufficient to cover HWB's own costs and debts, both past and current, while providing sufficient gross margin to the Company to justify the expenditure of management (especially bookkeeping and accounting) time and provide a sufficient return for the extension of financial credits and accommodations.

     As a result of its review, Management may:
     (a) with respect to Coast: (i) terminate the previously executed (as of January 4, 1995) Covenant not to Compete between the corporations; (ii) continue the contract so long as Coast has existing contracts and then terminate the Covenant not to Compete; or (iii) continue the contract indefinitely, under continuing review.

     (b) with respect to HWB: (i) terminate the Mentor Program relationship and the Joint Operating Agreement, so as to terminate the Company's expenditure of management time on the HWB matters and to limit the Company's extensions of cash and/or credit to HWB for the performance of its contracts; or
     (ii) continue the relationship until the Corps of Engineers determines the level of Delivery Orders, and then take action accordingly.

     2. Vulcan High Temperature Fluid Wall Reactor. The Company purchased the Reactor in early 1991, expecting to use it internally in remediating the soil at the old Camilla wood treatment site. When the Georgia EPD refused to permit the Company to reopen that site, the Reactor was left in storage in Illinois. However, the Company sought third-party contracts to utilize the Reactor and in anticipation of securing such contracts preparations were made to refurbish the Reactor and put it into use. In mid-1992, the Company had a complete inspection made of the machine by its inventor and a company engineer and secured a refurbishment report and estimate. Recently, the Company's auditors had an independent survey of the Reactor made together with an up-dated estimate for the refurbishment and upgrade costs. It appears that to refurbish the Reactor and provide certain upgrades to incorporate improvements subsequent to the Reactor's original construction will cost $800,000 to $1,000,000. The Company believes that the Reactor and the technology which it embodies offer a valuable alternative to incineration of toxic, hazardous waste. A prior lease/license arrangement with a Nevada company did not develop and the Company has entered into a Joint Operating Agreement with Scientific Equipment Systems, LLC ("SES"), a Louisiana limited liability company which is 50% owned by Charles R. Schuster, the Company's Chairman of the Board. Pursuant to the Agreement, Management is in the process of moving the Reactor out of storage and to Louisiana, to the facility of SES, where it proposes to:
     (a) have the Reactor dismantled, to the extent necessary, to secure more specific detail costs for the refurbishment and upgrades; and
     (b) make a concerted effort to obtain contracts for the disposal of wastes, using the Reactor, and complete negotiations for a strategic partnership or licensing agreement, including securing the funds for the refurbishment and upgrade.
The Company believes that with the termination of the Mitchell Pole Company, Inc. bond guarantees, its financing can now proceed. Such financing includes funding to allow for the rehabilitation of the Reactor.

     3. Bio-Recycling - Disposal. Management recognizes the need for the chemically-treated wood bio-recycling process developed by the Company, and has retained the Company's exclusive license with Louisiana State University by paying the minimum annual royalty. The process has received recognition not only in the United States, but in Canada, Europe, and Australia. The process appears to offer a substantial profit base. The process has been proven and scaled up in a pilot plant operation. Notwithstanding that, the Company has had difficulty securing financing for the first full scale facility. Utility companies and the telephone companies have, for a variety of reasons, ranging from concerns about cost to concerns about admitting to environmental problems, declined to provide long term disposal contracts which would permit project financing. Although the State of New Jersey has authorized the issuance and sale of solid waste facility revenue bonds to finance construction, the potential underwriters want to limit the issue to 60% to 70% of the cost of the plant, which means that the Company must raise the balance of the plant cost and the initial working capital. Despite substantial, on-going, and diligent efforts to secure such capital, both in the U.S. and abroad, the Company has been unable to do that. In the absence of such financing, the Company does not intend to incur the capital costs and debt liability, as the operation would be undercapitalized. Accordingly, Management is discontinuing what has been a fruitless search for the capital and instead is seeking a strategic partner or a joint venture partner or a licensee. Preliminary discussions have been held with both U.S. and Canadian firms, although nothing definitive has yet developed.

     4. Bio-recycling - "barrier product". With the retrenchment of the utilities in anticipation of deregulation, it appears that maintenance is being deferred. This strengthens the market for the Company's barrier product, which is intended to protect standing poles, while in use, from deterioration at and below the ground line. The product, which offers related benefits related to potential leaching of treatment chemicals, utilizes the same microbial consortia used in the bio-recycling operations and offers a way to dispose of the Company's excess bio-mass and waste water. Thus, the manufacture of the "barrier product" is to be located at the bio-recycling plants. Management does not intend to attempt to manufacture the "barrier product" outside of such a plant. Accordingly, completion of the Company's research and development of the product is being postponed until there is a bio-recycling (disposal) plant.

     5. Mentor Program and "Incubator" Assistance. The Company's experience with the HWB Joint Venture shows that the Company's Management can be of assistance with small, start-up ventures which require assistance. Under appropriate circumstances, such assistance can help defray the Company's management/executive overhead. Accordingly, Management is exploring various potential opportunities which would offer such utilization of the management and executive capacity, while providing profit potential to the Company from its participation in such enterprises, which would be developed and spun off as independent companies. Depending upon the assessment of Management, this may become part of the Business Plan or it may be utilized only from time to time as opportunities present themselves.

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

SUMMARY

     During 1994, the Company experienced severe cash/working capital restrictions. The then Management undertook a plan to reduce liabilities and working capital demands, including debt service requirements, by disposing of assets and the attached liabilities and cash demands. In November, 1994 the Company acquired Rubeck Engineering and Construction, Inc. which has experienced a substantial growth in 1995. That growth has made increasing demands on the Company's cash flow, which have created delays in the performance of projects, thereby reducing their profitability. At the same time, the post-acquisition difficulties which created liquidity problems, have not been solved. As a result, the Company is again experiencing substantial cash flow and working capital restrictions. To resolve these, the Company continues to pursue various financing alternatives, including (i) short term loans, (ii) interim loans against contracts, to provide working capital for specific contracts-in-progress, and (iii) private placements with interested investors. The Company has privately issued 5,000,000 Warrants (2,000,000 Warrants issued March 20, 1995 and 3,000,000 Warrants issued June 20, 1995) to certain interested investors and anticipates registration of the underlying shares so as to induce the investors to exercise their options and provide the needed working capital. The Company is in the process of negotiating a private placement of its Common Stock which, if completed, should alleviate the pressing current cash needs.

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

     On July 28, 1995, a former financial public relations firm to the Company, Universal Media, Inc., filed suit against the Company in the Circuit Court for Broward County at No. 95-1058402 seeking the payment of various invoices, totaling $94,905.52, for work performed from 1991 through 1993. The Company disputes substantial portions of the invoices and expects to vigorously defend the suit.


Item 2.  Changes in Securities

     NONE

Item 3.  Defaults Upon Senior Securities

     NONE

Item 4.  Submission of Matters to a Vote of Security Holders

     NONE

Item 5.  Other Information

     In March, 1995 the Company entered into a Stock Redemption Option Agreement with Charles R. Schuster, Chairman of the Board of the Company, who was the owner of 506,740 shares of the Company's Common Stock. Mr. Schuster had received the shares as part of the November 9, 1994 acquisition transaction with Rubeck Engineering and Construction, Inc. Subsequently, the Company determined that the exercise of the Option Agreement would not be in its best short term interests and, accordingly, the Option Agreement was terminated. The parties then entered into an Agreement for the sale of certain assets (e.g., the Pioche mining claims and a building), the conversion of the Option Agreement purchase price ($25,000) and certain other advances into loans by the Company, and the collateralization of the new and the pre-existing loans with 316,740 shares of the Company's Common Stock.

     On August 8, 1995 the Company entered into a Joint Operating Agreement with Scientific Equipment Systems, LLC ("SES"), a Louisiana limited liability company which is 50% owned by Charles
R. Schuster, Chairman of the Board of Company for the refurbishment, repair, possible enhancement and modification of the High Temperature Fluid Wall Reactor and its operation by SES.
Under the terms of the Joint Operating Agreement, the Company will move the Reactor to Lockport, Louisiana where SES will install it in a building. The Reactor will then be partially dismantled to the extent necessary to secure a detailed estimate of the refurbishment and repair costs. At the same time, SES will commence initial marketing to determine the type and volume of waste streams for which the Reactor could be used, as well as the current costs for disposal of such waste streams. Based upon the marketing information, the Company will determine what enhancements and modifications would maximize the potential for the Reactor's use in disposing of selected waste streams. Assuming the marketing shows that the Reactor can be operated profitably and the costs can be recovered, the Company plans to do such refurbishment, repairs, enhancements and modifications as are necessary and desirable. Thereafter, SES will operate the Reactor and pay to the Company the agreed royalty, together with the royalty owed by the Company, the funds required for any dividend on the Vulcan Series of Preferred Stock, and amortization of the costs incurred by the Company.

     On June 20, 1995, the Company entered into a Warrant Agreement to entitle the holders to purchase up to 3,000,000 shares of the Company's Common Stock at an exercise price of $.50 per share. The Warrants expire six months after the effective date of the Company registering the Common Stock underlying these Warrants.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  10.19  Joint Operating Agreement with Scientific
Equipment Systems, LLC
          28.2   Release by Union Planters Bank, Trustee, and
Development Authority of Mitchell County (Georgia)

     (b)  Form 8-K was filed as of July 28, 1995 reporting under
Item 5 the termination of the Company's liability as a guarantor of certain industrial revenue bonds issued by the Development Authority of Mitchell County (Georgia). Exhibit 28.1 included therein was a copy of the General Release of Corporate Guarantees of Bond Indebtedness.

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