Form 10QSB/A
period 1995-09-30
ATLANTIS GROUP INC
filed 1996-05-14
CIK 830991

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

                     4275 Aurora St., Suite F
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

                   PART I--FINANCIAL INFORMATION


ITEM 1. - FINANCIAL STATEMENTS

                       ATLANTIS GROUP, INC.
                    CONSOLIDATED BALANCE SHEETS

                            ASSETS

                              Sept 30,            December 31,
                              1995                1994
CURRENT ASSETS:
  Cash                        $  119,191          $  164,782
  Accounts Receivable-net        806,895             368,703
  Inventories                    443,657             739,429
  Due from related entity         51,769             318,000
  Prepaid Expenses                84,152
  Loans receivable
     -related parties            184,908             153,241
  Total Current Assets         1,690,572           1,744,155


PROP, PLANT & EQUIP-NET          882,368           1,168,439

OTHER ASSETS:
  Investment in mining rts        82,501              82,501
  Licenses-net                 1,091,056           1,152,824
  Non compete-net                    0
  Subordinated capital note       50,000
  Deposits & other assets         41,092              39,227

  Total Other Assets           1,264,649           1,274,552

TOTAL ASSETS                  $  3,837,589        $4,187,146
                                 =========         =========

           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE FINANCIAL STATEMENTS

                       ATLANTIS GROUP, INC.
                    CONSOLIDATED BALANCE SHEETS
               LIABILITIES AND STOCKHOLDERS' EQUITY

                              Sept 30,       December 31,
                                 1995           1994
CURRENT LIABILITIES:
  Current Portion-LTD         $   68,327     $   69,813
  Current Portion-Lease            7,175            0
  Note Payable                   818,084         70,609
  Account Payable              1,466,265      1,658,987
  Accrued Expenses                99,278        127,613
  Advances on contracts          670,502      1,117,503
  Income taxes payable            43,311         47,500
  Dividends payable                    0          9,450
  Total Current Liab           3,172,942      3,101,475
OTHER LIABILITIES:
  Obligations under Lease         25,115              0
  Notes Payable, LT Portion            0          1,699
  Total Other Liabilities         25,115          1,699
  TOTAL LIABILITIES            3,198,057      3,103,174

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.01
  par value with liquidation preference
  values of $10 and $15 per share
  2,000,000 shares authorized;
  198,944 and 213,533 shares issued
  & outstanding respectively       1,989         2,135
  Common stock, $.01 par value,
  50,000,000 shares authorized;
  8,034,335 and 4,817,657 shares
     issued and outstanding       80,343        48,176
  Additional PIC               1,376,455        25,300
  Additional PIC-PFD             889,281     1,049,778
  Treasury Stock                (534,000)
  Retained (Deficit)          (1,174,536)      (41,417)
  Total Stockholder's Equity     639,532     1,083,972
TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY         $3,837,589     $4,187,146
                              =========      =========

           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE FINANCIAL STATEMENTS

                       ATLANTIS GROUP, INC.
               CONSOLIDATED STATEMENT OF OPERATIONS

                            Three Mos Ended  Three Mos Ended
                            Sept 30, 1995    Sept 30, 1994
INCOME
  OPERATIONS REVENUE        $    905,600     $    278,544
  JOINT OPERATE REVENUE        631,257                0
  TOTAL INCOME                 1,536,857          278,544

COST OF SALES(excluding depreciation
and amortization)
  OPERATIONS C.O.S.            790,533            255,367
  JOINT OPERATE C.O.S.         507,854                0
  TOTAL COST OF SALES          1,298,387          255,367

GROSS PROFIT                   238,470             23,177

EXPENSES:
  AMORT & DEPN                 182,386            1,302
  JOINT OPERATING EXPENSE      123,403                  0
  OTHER GEN & ADMIN            418,641             20,861
  TOTAL GEN & ADMIN            724,430             22,163

(LOSS) INCOME
      FROM OPERATIONS         $(485,960)     $      1,014

OTHER (EXPENSES) INCOME
  INTEREST INCOME                7,880              120
  INTEREST EXPENSE               ( 9,866)          (1,911)
  TOTAL OTHER (EXP) INCOME      (1,986)            (1,791)

NET (LOSS) BEFORE TAXES       $(487,946)     $     (  777)
INCOME TAXES                          0             348

NET (LOSS)                    $(487,946)     $     (  429)
                                 =========      ===========

(LOSS) PER COMMON SHARE       $  (0.082)     $     NIL
                                =========        ======
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING             5,915,085       2,830,000
                               =========       =========

           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE FINANCIAL STATEMENTS

                       ATLANTIS GROUP, INC.
               CONSOLIDATED STATEMENT OF OPERATIONS

                          Nine Mos Ended     Nine Mos Ended
                          Sept 30, 1995      Sept 30, 1994
INCOME
  OPERATIONS REV         $  2,405,993        $    914,488
  JOINT OPERATING REV       1,590,646                     0
  TOTAL INCOME              3,996,639               914,488

COST OF SALES(excluding depreciation
and amortization)
  OPERATIONS COS            1,996,607               693,406
  JOINT OPERATE COS         1,297,358                   0
  TOTAL COST OF SALES       3,293,965               693,406

GROSS PROFIT                  702,674               221,082

EXPENSES:
  AMORT & DEPN                538,215               3,906
  JT OPERATING EXPENSE        293,288
  OTHER GEN & ADMIN           993,373              41,689
  TOTAL GEN & ADMIN         1,824,876                45,595

(LOSS) INCOME
 FROM OPERATIONS         $ (1,122,202)       $    175,487
OTHER (EXPENSES) INCOME
  INTEREST INCOME             7,880                   120
  INTEREST EXPENSE            (18,797)             (  5,378)
  TOTAL OTHER                 (10,917)             (  5,258)

NET (LOSS) INCOME
  BEFORE TAXES           $ (1,133,119)       $    170,229
INCOME TAXES                      0               (59,296)

NET (LOSS) INCOME        $ (1,133,119)       $    110,933
                          ===========             =======

(LOSS) INCOME PER
      COMMON SHARE       $  (0.207)          $    0.039
                           ========               ======

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING       5,468,655           2,830,000
                         ==========          ==========

           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE FINANCIAL STATEMENTS

                       ATLANTIS GROUP, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS

                          Nine Months        Nine Months
                          Ended              Ended
                          Sept 30, 1995      Sept 30, 1994
Cash Flows from
  Operating Activities
Net Income (Loss)        $( 1,133,119)       $   110,933
Adjustments to reconcile net
 (loss)income to net cash
  used in operating activities
  Non-Cash Items:
    Amort. and Depr.          538,215              3,906
    Stock issued for
      services rendered       336,150
  Changes in assets
    (increase) decrease:
    Accounts receivable      (438,192)           165,226
    Prepaid expenses          100,549
    Inventories               295,772
    Loans receivable
       -related party        ( 31,667)
    Due from related
      parties                (  1,769)         (  76,431)
 Changes in liabilities
     increase (decrease):
    Accounts payable
     and accrued exp         (136,405)         ( 170,051)
    Advances on contract    ( 447,001)
    Reclass from accts pay
    to note payable           777,381
Net cash used in operating
      activities            ( 140,086)            33,583
Cash Flows from
  Investing Activities:
  Investment in mining rights                  (  57,058)
  Subordinate cap. note      ( 50,000)
  Purch of fixed assets      ( 40,244)
  (Increase) Decrease
    in deposits              (  2,000)             2,000
Net cash used in investing
      activities             ( 92,244)           (55,058)
Cash Flows from
  Financing Activities:
  Proceeds from
     Long Term Lease           35,878
  Payments on Borrowing     (  33,085)         (     171)
  Payments on
     Capital Lease          (   3,588)
  Proceeds on Stock Subs      187,534            147,082
Net cash provided by
     Fin. Activities          186,739              146,911

Net Increase (Decrease)
    in Cash                  ( 45,591)           125,436
Cash at beginning
     of period                164,782        (    34,809)
Cash at end of period    $    119,191        $    90,627
                              =======            =======

Note: Total Interest Paid for the quarter $8,265

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE FINANCIAL STATEMENTS

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

During the third quarter of 1995, the Company issued 278,370 common shares with a value of $119,841 for services to a former officer rendered in accordance with an employment agreement and as a bonus to a field consultant.

                       ATLANTIS GROUP, INC..
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1995


Note 1.   BASIS OF REPRESENTATION

     On November 1, 1994, the Company acquired Rubeck Engineering and Construction, Inc. in a transaction qualifying as a tax-free reorganization and treated as a reverse acquisition. As such, Rubeck Engineering and Construction, Inc. is treated as the acquiror for accounting purposes. Therefore, the operating results shown for the comparative 1994 period are those of Rubeck Engineering and not those of the Atlantis Group, Inc.

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


Note 5.   INVESTMENT IN WELLSPRING

     On September 27, 1995 the Company issued 1,000,000 shares of its common stock (restricted as to further transfer) to Wellspring Capital Fund, a newly organized Delaware corporation which intends to elect to become a business development company under the Investment Company Act of 1940. The Company received 52,400 shares of preferred stock that is convertible in 1996. The preferred stock carries and annual, cumulative rate of $0.80 per share. This issuance is treated as par value treasury stock.

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

Note 8.   SUBSEQUENT EVENTS

     On October 10, 1995, the Company sent an additional $10,000 to Management and Business Associates in exchange for a subordinated capital note.

     On October 19, 1995, a Registration Statement for the Company was not effective and the note to Amwest Surety Insurance Company was to be paid in three monthly installments. The note was extended by Amwest to February 28, 1996.

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

     BUSINESS PLAN CONTINUING REASSESSMENT

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

     4. Vulcan High Temperature Fluid Wall Reactor. The Company purchased the Reactor in early 1991, expecting to use it internally in remediating the soil at the old Camilla wood treatment site. When the Georgia EPD refused to permit the Company to reopen that site, the Reactor was left in storage in Illinois. However, the Company sought third-party contracts to utilize the Reactor and in anticipation of securing such contracts preparations were made to refurbish the Reactor and put it into use. In mid-1992, the Company had a complete inspection made of the machine by its inventor and a company engineer and secured a refurbishment report and estimate. Recently, the Company's auditors had an independent survey of the Reactor made together with an up-dated estimate for the refurbishment and upgrade costs. It appears that to refurbish the Reactor and provide certain upgrades to incorporate improvements subsequent to the Reactor's original construction will cost $800,000 to $1,000,000. The Company believes that the Reactor and the technology which it embodies offer a valuable alternative to incineration of toxic, hazardous waste. A prior lease/license arrangement with a Nevada company did not develop and the Company has entered into a Joint Operating Agreement with Scientific Equipment Systems, LLC ("SES"), a Louisiana limited liability company which is 50% owned by Charles R. Schuster, who until November 16th was the Company's Chairman of the Board. Pursuant to the Agreement, Management has moved the Reactor out of storage and to Louisiana, to the facility of SES, where it is being dismantled, to the extent necessary, to secure more specific detail costs for the refurbishment and upgrades. It is the responsibility of SES to conduct a marketing study and determine the probable utilization of the Reactor so that a final decision can be made on the potential profitability of expending the funds for the refurbishment. The Company believes that with the termination of the Mitchell Pole Company, Inc. bond guarantees, its financing can now proceed. Such financing includes funding to allow for the rehabilitation of the Reactor.

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

RESULTS OF OPERATIONS


     The Rubeck subsidiary realized gross revenues of $458,599 and $278,544 for the three months ended September 30, 1995 and 1994 and $1,958,992 and $914,488 for the nine months ended September 30, 1995 and 1994 respectively. This represents a 64.6% increase of revenues over the same quarter in 1994 and a 114.2% increase of revenue over the year to date figures for 1995 over 1994. However, the Cost of Sales was 86.8% for the 1995 year to date period and 75.8% for the 1994 year to date period. This increase of 11% in year to date cost of sales was mostly caused by the liquidity strain discussed earlier. For the first time since 1992, Rubeck experienced a negative gross profit for the quarter of $(36,162).
It also incurred a net loss for the quarter of $(360,544), which resulted in a year to date loss for Rubeck of $(321,056). Strained cash flow cripples the ability of Rubeck to complete its jobs in the most cost efficient manner possible.

     Similarly, the Company realized minimal net losses of $(429), for the second quarter of 1994 while sustaining net losses of $(487,960) in the second quarter of 1995. In the first nine months of 1994, the Company realized $110,933 in net profits, but in the first nine months of 1995, the Company sustained $(1,133,119) of losses. $(812,063) of this year's loss to date is due to the parent company and subsidiaries other than Rubeck having no current operations, but incurring costs for overhead, including accounting, legal, royalties, public company expenses, and quarterly amortization of the High Temperature Fluid Wall Reactor of $102,762 and the bio-recycling license of $20,588. However, one subsidiary, Microterra Bio-Technologies of Madison, Inc. is in the process of disposing of the inventory of stored wood waste; 40% of such waste was disposed of in the three months ended September 30, 1995, resulting in the recognition of deferred income (from 1992) in the amount of $447,001 and the corresponding cost of sales of $295,772.
The balance of such waste is being disposed of in the last quarter and is expected to result in the recognition of additional deferred income in the approximate amount of $670,502 and corresponding cost of sales of $443,657. The effect of the HWB joint operations on the profitability of the Company was nil as the first $400,000 of profits earned by the joint operations will be retained by HWB and be charged as a cost to the joint operations. The third quarter produced net profits of $8,984 and year to date net profits of $88,360, which has been charged off as an expense of the joint operating consortium. Management acknowledges the Company needs the ability to bond additional jobs and the liquidity to efficiently complete existing jobs in order to create the cash flow necessary to cover the corporate overhead expenses.

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
